Form 10-Q
period 2006-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2006-08-10
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER  001-32922

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0569368
(State of Incorporation)	(IRS Employer Identification No.)

1300 South 2nd Street
Pekin, Illinois	61554
(Address of Principal Executive Offices)	(Zip Code)

(309) 347-9200

(Registrant’s Telephone Number, including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐  NO ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 7, 2006
Common Stock, $0.001 Par Value	41,831,651 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Net sales	$442,905	$190,976	$756,425	$388,006
Cost of goods sold	392,697	177,071	675,622	355,255
Gross profit	50,208	13,905	80,803	32,751
Selling, general and administrative expenses	7,371	4,104	13,637	7,702
Other expense/(income)	(342)	45	(607)	(514)
Operating income	43,179	9,756	67,773	25,563
Other expenses/(income):
Interest income	(1,228)	(479)	(1,883)	(866)
Interest expense	4,236	4,095	8,601	7,963
Other non-operating expense/(income)	(1,899)	65	(2,454)	417
Minority interest	1,651	419	2,917	1,317
Income before income taxes	40,419	5,656	60,592	16,732
Income tax expense	15,765	2,263	23,751	6,704
Net income	$24,654	$3,393	$36,841	$10,028

Per share data:
Income per common share — basic:	$0.70	$0.10	$1.05	$0.29
Basic weighted average number of common shares	35,152	34,684	35,149	34,684

Income per common share — diluted:	$0.67	$0.09	$1.01	$0.28
Diluted weighted average number of common and common equivalent shares	36,572	35,853	36,527	35,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
	(In thousands except share amounts)
Assets
Current assets
Cash and cash equivalents	$38,982	$3,750
Accounts receivable	57,141	46,625
Inventories	73,694	54,651
Prepaid expenses and other	3,888	5,147
Total current assets	173,705	110,173
Property, plant and equipment, net	72,366	42,856
Restricted cash for plant expansion	33,814	60,362
Other assets	9,591	8,586
Total assets	$289,476	$221,977

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74,216	$51,528
Accrued liabilities	6,407	6,877
Accrued income taxes	7,427	376
Short-term borrowings	—	1,514
Total current liabilities	88,050	60,295
Senior secured floating rate notes	160,000	160,000
Deferred taxes	6,082	6,703
Minority interest	9,865	8,675
Other long-term liabilities	6,240	6,958
Total liabilities	270,237	242,631
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 35,152,688 and 35,145,253 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively, net of 21,179,025 held in treasury as of December 31, 2005	35	35
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	7,243	4,191
Retained earnings/(deficit)	12,828	(24,013)
Accumulated other comprehensive loss	(867)	(867)
Total stockholders’ equity	19,239	(20,654)
Total liabilities and stockholders’ equity	$289,476	$221,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$36,841	$10,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,765	1,809
Minority interest	2,917	1,317
Stock-based compensation expense	3,053	54
Other	(656)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,516)	10,059
Inventories	(19,043)	(2,842)
Accounts payable and other liabilities	29,269	1,393
Other	(1,095)	(2,451)
Net cash provided by operating activities	43,535	19,367

Investing Activities
Additions to property, plant and equipment	(31,610)	(5,531)
Increase in restricted cash for investing activities	(1,110)	(814)
Use of restricted cash for plant expansion	27,658	—
Other	—	1,500
Net cash used for investing activities	(5,062)	(4,845)

Financing Activities
Net repayments on revolving credit facilities	(1,514)	(12,791)
Distributions to minority shareholders	(1,727)	(1,295)
Net cash used for financing activities	(3,241)	(14,086)
Net increase in cash and cash equivalents	35,232	436
Cash and cash equivalents at beginning of period	3,750	7,151
Cash and cash equivalents at end of period	$38,982	$7,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Basis of Reporting for Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Aventine Renewable Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Aventine”,  the “Company”, “we”, “our” or “us”, unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in our Registration Statement on Form S-1, beginning on page F-1 (Registration No. 333-132860), originally filed with the SEC on March 30, 2006 and subsequently amended.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2006 and 2005.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

As of June 30, 2006, the Company’s Summary of Significant Accounting Policies for the year ended December 31, 2005, which are detailed in the Company’s Registration Statement on Form S-1 beginning on page F-9, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment and the adoption of Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4.  See Notes 2 and 4 for additional information regarding the adoption of these Statements by the Company.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation with no effect on previously reported net income.

(2)           Inventories

Inventories are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Finished products	$69,285	$50,828
Work-in-process	1,013	1,100
Raw materials	2,236	1,343
Supplies	1,160	1,380
Totals	$73,694	$54,651

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  SFAS 151 requires that these costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities.  SFAS 151 was effective for inventory costs incurred for fiscal years beginning after June 15, 2005.  The Company adopted SFAS 151 on January 1, 2006.  The adoption of this Statement did not have a material impact on our interim condensed consolidated financial statements.

(3)           Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury method in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share, and includes the effect of all dilutive securities, including non-qualified stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$24,654	$3,393	$36,841	$10,028

Weighted average shares and share equivalents outstanding:
Basic shares	35,152	34,684	35,149	34,684
Dilutive non-qualified stock options	1,420	1,169	1,378	1,156
Diluted weighted average shares and share equivalents	36,572	35,853	36,527	35,840

Income per common share - basic:	$0.70	$0.10	$1.05	$0.29
Income per common share - diluted:	$0.67	$0.09	$1.01	$0.28

(4)           Stock-Based Compensation Plans

As of December 31, 2005, we maintained one stock-based compensation plan, the Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan (the “Plan”).  Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective transition method.  SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and non-vested stock, based on their fair values at the time of grant.  The Company’s financial statements for the three and six month periods ended June 30, 2006 reflect the impact of adopting SFAS 123(R).

The Plan was adopted by the Board of Directors (the “Board”) effective May 30, 2003, and was amended on each of September 6, 2005 and on December 12, 2005.  The Plan provides for the grant of awards in the form of stock options, restricted shares or units, stock appreciation rights and other equity-based awards to directors, officers, employees and consultants at the discretion of the Board or the Compensation Committee of the Board.  Expiration of awards is determined by the Board or by the Compensation Committee of the Board, but cannot exceed ten years from the date of grant.  The maximum number of shares of common stock that may be issued under the plan is limited to 5,001,172, provided that no more than 750,000 shares may be granted in the form of stock options or stock appreciation rights to any “covered employee” (as defined under Section 162(m) of the Internal Revenue Code) in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 29, 2013.

In conjunction with an equity offering and related stock split of 805.47131 to 1 shares completed in December 2005, all then existing option awards were adjusted to reflect the stock split as permitted by the Plan.  The modification resulted in an increase in the number of options outstanding in a ratio of 805.47131 to 1.  The exercise price of the options was also adjusted downward by this same 805.47131 to 1 ratio.  The fair value of the awards immediately after the adjustment did not exceed the fair value of the awards immediately before the adjustment.  Therefore, no additional compensation expense was recognized as a result of the modification.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used in determining stock-based compensation cost using the minimum value method as outlined in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions.  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have no history of stock price volatility as a public company, we calculated volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Expected pre-vesting forfeitures are based on actual historical pre-vesting forfeitures.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The adoption of SFAS 123(R) resulted in stock-based compensation expense for the three and six month periods ended June 30, 2006 of approximately $1.7 million and $3.0 million, respectively, all of which was recorded to selling, general and administrative expense.  This expense reduced earnings per share by $0.05 per basic and diluted share for the quarter ended June 30, 2006 and by $0.09 per basic share and $0.08 per diluted share for the six months ended June 30, 2006.  The Company recognized a tax benefit from stock-based compensation expense of $0.7 million and $1.2 million for the three and six month periods ended June 30, 2006 related to stock-based compensation expense.  The Company recorded pre-tax stock-based compensation expense for the three and six month periods ended June 30, 2006 as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
(in millions)
Stock-based compensation expense:
Unqualified stock options	$1.7	$3.0
Restricted stock	—	—

Effective January 1, 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, using the modified prospective method as permitted under the provisions of Statement of Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, (hereinafter called “SFAS 123”).  For the three and six months ended June 30, 2005, the amount of compensation expense recognized by the Company in its condensed consolidated statement of operations was immaterial.  The Company utilized the minimum value method as permitted by SFAS 123 in calculating option expense.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flows.  SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).

As of June 30, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

	Non-vested Compensation	Average Remaining Recognition Period (years)
	(in thousands)
Non-qualified options	$23,136	3.4
Restricted stock	185	2.8
Total	$23,321	3.4

The Company granted new stock options during the second quarters of 2006 and 2005.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month periods ended June 30, 2006 and 2005.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107:

	Three Months Ended
	June 30,
	2006	2005
Expected stock price volatility	58%	.01%
Expected life (in years)	6.5	3
Risk-free interest rate	4.9%	3.8%
Expected dividend yield	0%	0%
Weighted average fair value	$13.77	$12.51

 The following table summarizes stock options outstanding and changes during the quarterly period ended June 30, 2006:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - March 31, 2006	2,864	$2.05	7.0	$55,705
Granted	590	22.50	9.8	9,765
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—
Options outstanding — June 30, 2006	3,454	$5.52	8.4	$115,813
Options exercisable — June 30, 2006	781	$0.75	7.3	$29,912

The range of exercise prices of the exercisable options and outstanding options at June 30, 2006 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (years)
$0.23 - $0.23	657,616	1,322,935	7.0
$2.36 - $2.92	51,668	746,200	8.9
$4.35 - $4.35	71,488	794,194	9.3
$22.50 - $22.50	—	590,000	9.8
Totals	780,772	3,453,329	8.4

Restricted stock award activity for the three months ended June 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award
Unvested Restricted stock awards - March 31, 2006	—	$—
Granted	7	26.90
Vested	—	—
Cancelled or expired	—	—
Restricted stock awards — June 30, 2006	7	$26.90

(5)                                 Interest Expense

The following table summarizes interest expense:

	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Interest expense	$4,783	$4,095	$9,362	$7,963
Capitalized interest	(547)	—	(761)	—
Interest expense, net	$4,236	$4,095	$8,601	$7,963

(6)           Debt

The following table summarizes long-term debt:

	June 30, 2006	December 31, 2005
	(In thousands)
Senior secured floating rate notes, due December 2011	$160,000	$160,000
Secured revolving credit facility	—	1,514
	160,000	161,514
Less short-term borrowings	—	(1,514)
Total	$160,000	$160,000

Liquidity Facility

Our liquidity facility consists of a secured revolving credit facility with JP MorganChase Bank of up to $60 million.  Our senior secured floating rate notes and liquidity facility have cross default provisions.  As of June 30, 2006, we were in compliance with the covenants contained in both our debt and liquidity facilities.

We had no borrowings outstanding under our secured revolving credit facility at June 30, 2006, and $2.2 million of standby letters of credit outstanding, leaving approximately $57.8 million in additional borrowing availability under our secured revolving credit facility as of that date.  As of December 31, 2005, we had $1.5 million outstanding under our secured revolving credit facility and $6.4 million of standby letters of credit outstanding, leaving approximately $52.1 million in additional borrowing availability under the secured revolving credit facility as of that date.

Senior Secured Floating Rate Notes

In December 2004, we issued $160 million of senior secured floating rate notes (“Notes”).  Our Notes were issued pursuant to an indenture, dated as of December 17, 2004, between us and Wells Fargo Bank, N.A., as trustee.  Our Notes:

•                  have interest payments due quarterly on March 15, June 15, September 15 and December 15 of each year beginning March 2005.

•                  are redeemable after the dates and at prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
December 16, 2006	103.0%
December 16, 2007	102.0%
December 16, 2008	101.0%
December 16, 2009	100.0%

•                  are secured by a priority lien on the assets of our Pekin, IL facility and the related expansion escrow account (which funds are restricted for use solely to fund the plant expansion at Pekin, IL).

•                  are unconditionally guaranteed by Aventine Renewable Energy, LLC (a first tier subsidiary of the Company) and all of its present and future subsidiaries (excluding our Nebraska production facility until 100% ownership is acquired).

•                  are secured on a subordinated basis by the assets that secure our revolving credit facility.

•                  are subject to the terms of the indenture governing our Notes, which contains certain restrictive covenants that, among other things, limits our ability to incur additional debt, sell or transfer assets, make investments or guarantees, enter into transactions with shareholders and affiliates, and pay future dividends.

As part of the note offering, the Company agreed to file a registration statement to effect an exchange offer and registration relating to the Notes on or prior to June 30, 2006.  The

Company filed this registration statement on April 3, 2006.  In the event that such an exchange offer was not consummated by June 30, 2006, the interest rate on the Notes increases by 25 basis points, up to a maximum additional 100 basis points, for each subsequent 90-day period.  Additionally, as part of the debt offering, the Company agreed to the terms of an escrow agreement, whereby $62.5 million of the net proceeds of the debt offering was to be restricted and used only to fund expansion of the Pekin, IL ethanol facility.

The interest rate applicable to the floating rate notes at June 30, 2006 was 11.58%.  The interest rate on the notes in effect at December 31, 2005 was 10.49%

(7)           Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(8)           Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans of $0.3 million for each of the three month periods ended June 30, 2006 and 2005 and expense of $0.6 million and $0.5 million for the six month periods ended June 30, 2006 and 2005, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at its Pekin, IL production facility.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$71	$69	$142	$138
Interest cost	107	104	215	208
Expected return on plan assets	(128)	(122)	(256)	(244)
Amortization of net actuarial loss	12	—	24	1
Net periodic pension cost	$62	$51	$125	$103

Postretirement Benefit Obligation

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$54	$47	$108	$93
Interest cost	44	39	88	79
Amortization of prior service cost	15	13	30	26
Net periodic pension cost	$113	$99	$226	$198

(9)           Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(10)         Subsequent Events

Effective July 5, 2006, we completed an initial public offering of 9,058,450 shares of our common stock, $0.001 par value, at a gross per share price of $43.00 (the “initial public offering”).  The Company sold 6,410,256 shares and received approximately $261.9 million in net proceeds from this initial public offering.  Existing shareholders and management also sold 2,648,194 shares of common stock during the initial public offering, which includes 268,707 shares issued from the exercise of outstanding options.  Immediately following our initial public offering, we had 41,831,651 shares of common stock issued and outstanding.  There were also approximately 3.4 million potentially dilutive common stock equivalents (“CSE”) shares outstanding.  The actual number of these potentially dilutive CSE’s that would be considered as being dilutive on a go-forward basis (and included in dilutive earnings per share) is dependent upon a number of factors, including the actual average quarterly share price and the number of shares considered as being repurchased under the treasury method as described in SFAS 128.

As a result of the initial public offering, we anticipate recording a pre-tax charge of $0.3 million to earnings in the quarter ended September 30, 2006.

In anticipation of our initial public offering, on June 6, 2006, our Board gave contingent approval of the acceleration of vesting of 71,488 options held by officers and employees to be effective immediately prior to the consummation of the initial public offering.  The Board approved the acceleration of the vesting in order to permit certain members of management the ability to sell stock in our initial public offering.  These options had a weighted-average exercise price of $4.35.  As a result of the accelerated vesting, we anticipate recording a pre-tax charge of $0.6 million to earnings in the quarter ended September 30, 2006.

On July 13, 2006, we paid $164.6 million (including premiums and accrued interest) from the funds received in our initial public offering to fund the repurchase of $155.0 million aggregate principal amount of our senior secured floating rate notes (“Notes”) from our cash tender offer commenced on June 14, 2006.  In conjunction with the Notes tendered, the Company received the required consents to approve the proposed amendments to the indenture under which the Notes were issued, and the related existing security documents.  We delivered the supplemental indenture and amendments to the security agreement, which were effective July 13, 2006, approved as a result of the solicitation of consents in connection with the cash tender offer.  The amendments to the indenture and existing security documents (i) substantially eliminated most of the restrictive covenants and certain events of default contained in the Note indenture, and (ii) released all of the collateral securing the Notes as detailed in the corresponding security documents.  Approximately 97% of the outstanding Notes were tendered.

As a result of the tender of the Notes, the Company anticipates recording a pre-tax charge in the third quarter ending September 30, 2006 of approximately $13.2 million which is comprised of (i) the tender and consent premiums and related fees and expenses, and (ii) the write-off of unamortized debt issuance costs.

In conjunction with the tender of our Notes, on July 10, 2006, we terminated the interest rate cap transaction on $120 million of our Notes, resulting in a non-income impacting receipt of cash totaling approximately $0.8 million in connection with the termination of our interest rate cap transaction.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate will occur in the future.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management.  When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements.  Statements relating to future sales, earnings, operating performance, restructuring strategies, capital expenditures and sources and uses of cash, for example, are forward-looking statements.

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under the caption “Risk Factors” in our Registration Statement filed on Form S-1.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Aventine is a leading producer and marketer of ethanol.  Through our own production facilities, marketing alliances with other ethanol producers and our purchase and resale operations, we market and distribute ethanol to many of the leading energy companies in the U.S.  We have a comprehensive national distribution network utilizing a leased railcar fleet and a terminal network at critical points on the nation’s transportation grid where our ethanol is blended with our customers’ gasoline.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles, wet distillers grain with solubles, carbon dioxide and brewers’ yeast.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended June 30, 2006 and 2005.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1.

Our revenues are derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, carbon dioxide, DDGS (dry distillers grain with solubles) and WDGS (wet distillers grains with solubles)) and bio-products (brewers’ yeast) that we produce as by products during the production of ethanol at our plants, which we refer to as co-product revenues.  We sell ethanol obtained from the following sources:

•                  Ethanol we manufacture at our plants;

•                  Ethanol we purchase from our marketing alliance partners; and

•                  Ethanol we purchase on the spot market.

We market and sell ethanol without regard to whether we produced it, are marketing it for our marketing alliance partners or purchased it on the spot market for resale.

Executive Summary

We generated net income of $24.7 million, or $0.67 per diluted share in the second quarter of 2006, as compared to $3.4 million, or $0.09 per diluted share, in the second quarter of 2005.  This 626.5% increase in net income and 644.4% increase in earnings per share is mainly the result of pricing gains caused by the significant rise in the price per gallon of ethanol.  The average sales price per gallon of ethanol in the second quarter of 2006 was $2.41 per gallon, up from $1.38 per gallon in the second quarter of 2005.

The increase in the price of ethanol is primarily due to unprecedented demand for ethanol, created by a number of factors, including the elimination of methyl tertiary-butyl ether (“MTBE”) as an oxygenate and the current price for gasoline.  Gallons of ethanol sold in the second quarter of 2006 increased 39.7% to 176.3 million gallons, as compared to 126.2 million gallons in the second quarter of 2005.  The increase in gallons sold is mainly due to additional purchases from alliance partners, increased purchases from non-affiliated producers and marketers and from a 10.5 million gallon reduction of ethanol carried in inventory.  For the six months 2006 versus 2005, gallons of ethanol sold increased 40.7%, to 341.1 million gallons.

Sales in the second quarter of 2006 were $442.9 million, which is a 131.9% increase over the second quarter of 2005.  The increase in sales is mostly the result of the increased pricing and the increase in gallons sold.  The increases in price and gallons sold, along with relatively stable corn costs, helped gross profit increase to $50.2 million in the second quarter of 2006, a 261.2% increase over the same period in 2005.  Gross corn costs for the second quarter of 2006 were $2.27 per bushel as compared to $2.11 per bushel in the second quarter of 2005.

Cash generated from operations in the first six months of 2006 was $43.5 million as compared to $19.4 million in the same six month period in 2005.

Expected Third Quarter Charges

As a result of our initial public offering completed on July 5, 2006, we anticipate recording a pre-tax charge of $0.3 million to earnings in the quarter ended September 30, 2006 related to the initial public offering.

In anticipation of our initial public offering, on June 6, 2006, our Board gave contingent approval of the acceleration of vesting of 71,488 options held by officers and employees to be effective immediately prior to the consummation of the initial public offering.  The Board approved the acceleration of the vesting in order to permit certain members of management the ability to sell stock in our initial public offering.  These options had a weighted-average exercise price of $4.35.  As a result of the accelerated vesting, we anticipate recording a pre-tax charge of $0.6 million to earnings in the quarter ended September 30, 2006.

As a result of the tender of the Company’s senior secured floating rate notes on July 13, 2006, we anticipate recording a pre-tax charge in the third quarter ending September 30, 2006 of approximately $13.2 million which is comprised of (i) the tender and consent premiums and related fees and expenses, and (ii) the write-off of unamortized debt issuance costs.

Share-based Compensation Expense

Effective January 1, 2006, we adopted, on a modified prospective transition method, SFAS 123(R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on fair values.  Our financial statements for the three and six month periods ended June 30, 2006 reflect the impact of adopting SFAS 123(R).  In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 included compensation expense for unvested share-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the minimum value method as outlined in SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense over the periods of requisite service using the straight-line method.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used to calculate stock-based compensation expense using the minimum value method as outlined in SFAS 123.  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions.  The Black-Scholes model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have no history of stock price volatility as a public company, we calculated volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The adoption of SFAS 123(R) reduced earnings per share by $0.05 per basic and diluted share for the quarter ended June 30, 2006 and by $0.09 per basic share and $0.08 per diluted share for the six months ended June 30, 2006.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Sales in the second quarter of 2006 increased 131.9%, to $442.9 million as compared to $191.0 million in the second quarter of 2005.  Overall, the increase in sales is primarily the result of the increase in the average gross selling price of ethanol and from an increase in gallons sold.  The average gross sales price of ethanol in the second quarter of 2006 increased to $2.41 per gallon from $1.38 per gallon in the same period a year ago, an increase of 74.6%.  The increase in the price of ethanol is primarily due to high demand for ethanol, created by a number of factors, including the elimination of methyl tertiary-butyl ether (“MTBE”) as an oxygenate, and the current price of gasoline.

Gallons sold in the second quarter of 2006 increased 39.7% to 176.3 million gallons, as compared to 126.2 million gallons in the second quarter of 2005.  In the second quarter of 2006, we produced 28.9 million gallons, purchased 120.2 million gallons from our marketing alliance partners, purchased 16.7 million gallons from unaffiliated producers and marketers and decreased inventory by 10.5 million gallons.  In the second quarter of 2005, we produced 35.4 million gallons, purchased 72.4 million gallons from our marketing alliance partners, purchased 11.9 million gallons from unaffiliated producers and marketers and decreased inventory by 6.5 million gallons.  Co-product revenue for the second quarter of 2006 totaled $11.7 million, as compared to $15.3 million in the same period a year ago.

Production of ethanol decreased in the second quarter of 2006 by 18.4% to 28.9 million gallons, from 35.4 million gallons in the same quarter of 2005.  Equity production was constrained in the second quarter of 2006 due to scheduled maintenance turnarounds at both of our ethanol production facilities.  At our Aurora, NE facility, in addition to the scheduled maintenance turnarounds, we also experienced production constraints as the result of several unplanned equipment and process issues which negatively affected output.  Having completed our scheduled maintenance at Pekin, the wet mill is operating at capacity.  At our dry mill in Nebraska, however, we continue to experience ongoing yield problems which we are currently addressing.  Co-product revenue in the second quarter of 2006 was negatively affected by decreased production during the second quarter.

The overall increase in gross profit is primarily attributable to improved pricing.  The increased price for ethanol in the second quarter of 2006 resulted in a widening of the spread between ethanol prices and corn prices.  Our gross corn cost for the quarter ended June 30, 2006 was $2.27 per bushel, as compared to $2.11 per bushel in the same period in 2005.  Gains in the spread between the average selling price of ethanol and corn costs in the second quarter of 2006 were offset somewhat by increased freight and utility costs.

Selling, general and administrative (“SG&A”) expenses were $7.4 million in the second quarter of 2006 versus $4.1 million in the second quarter of 2005, an increase of $3.3 million.  The increase in SG&A expense in the second quarter of 2006 as compared to 2005 includes the effects of stock option expensing (SFAS 123R), which increased SG&A costs by $1.7 million in the second quarter of 2006.  The remaining increase in SG&A costs of $1.6 million mostly reflects increased fees associated with system improvements, fees associated with complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, increased compensation costs, legal fees and other costs associated with being a public company.

Other operating income increased in the second quarter of 2006 by $0.4 million, to $0.3 million.  The increase in other operating income is the result of increased dividends from investments in non-consolidated ethanol producers, as well as an increase in tax credits related to production of E-85 ethanol.

Interest income in the second quarter of 2006 was $1.2 million, versus $0.5 million in the same period in 2005.  The increase in interest income is the result of a combination of increased short term investment rates due to increases in interest rates in general, along with a higher level of investable funds due to increased cash generated from operations.

Interest expense in the second quarter of 2006 was $4.2 million, as compared to $4.1 million in the same period in 2005, an increase of $0.1 million or 2.4%.  The increase in interest expense reflects the impact of year over year increases in variable interest rates, offset by interest capitalized as a result of our Pekin, IL expansion.

Other non-operating income increased to $1.9 million in the second quarter of 2006 as a result of gains recorded on marking derivative instruments to market, primarily short positions on corn forward contracts.

Minority interest for the second quarter of 2006 was a charge to income of $1.7 million, as compared to $0.4 in the second quarter of 2005.  The increase reflects the improved operating results of our Nebraska subsidiary for the quarter ended June 30, 2006.

Tax expense for the second quarter of 2006 was $15.8 million, or approximately 39.1% of taxable income, versus $2.3 million or 40.0% of taxable income in the same period in 2005.  Tax expense in the second quarter of 2006 benefited from a domestic production activities deduction enacted under the American Jobs Creation Act of 2004.  The act provides for an additional deduction from taxable income of qualified production activities subject to certain limitations.  The amount of the benefit received in the second quarter of 2006 was approximately $0.4 million.  Without this additional deduction, the tax rate for the second quarter of 2006 would have been 40.0%.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Sales in the first six months of 2006 increased 95.0%, to $756.4 million as compared to $388.0 million in the first six months of 2005.  Overall, the increase in sales is primarily the result of the increase in the average gross selling price of ethanol and an increase in gallons sold.  The average gross sales price of ethanol in the first six months of 2006 increased to $2.11 per gallon from $1.46 per gallon in the same period a year ago, an increase of 44.5%.  The increase in the price of ethanol is primarily due to high demand for ethanol, created by a number of factors, including the elimination of methyl tertiary-butyl ether (“MTBE”) as an oxygenate, and the current price of gasoline.

Gallons sold in the first half of 2006 increased 40.7% to 341.1 million gallons, as compared to 242.5 million gallons in the first half of 2005.  In the first six months of 2006, we produced 65.6 million gallons, purchased 240.8 million gallons from our marketing alliance partners, purchased 31.1 million gallons from unaffiliated producers and marketers and decreased inventory by 3.6 million gallons.  In the first six months of 2005, we produced 71.4 million gallons, purchased 149.5 million gallons from our marketing alliance partners, purchased 26.3 million gallons from unaffiliated producers and marketers and increased inventory by 4.7 million gallons.  Co-product revenue for the first half of 2006 totaled $26.5 million, as compared to $30.2 million in the same period a year ago.

Production of ethanol decreased in the first six months of 2006 by 8.1% to 65.6 million gallons, from 71.4 million gallons in the first six months of 2005.  Equity production was constrained in the first half of 2006 due to scheduled maintenance turnarounds at both of our ethanol production facilities during the second quarter.  At our Aurora, NE facility, in addition to the scheduled maintenance turnarounds, we have also experienced production constraints due to several unplanned equipment and process issues which negatively affected output.  Having completed our scheduled maintenance at Pekin, the wet mill is operating at capacity.  At our dry mill in Nebraska, however, we continue to experience ongoing yield problems which we are currently addressing.  Co-product revenue in the first half of 2006 was negatively affected by decreased production during the first half of 2006.

The overall increase in gross profit is primarily attributable to improved pricing.  The increased price for ethanol in the first six months of 2006 resulted from a widening of the spread between ethanol prices and corn prices.  Our gross corn cost in the first half of 2006 was $2.19 per bushel, as compared to $2.08 per bushel in the first half of 2005.  Gains in the spread between the average selling price of ethanol and corn costs in the first half of 2006 were offset somewhat by increased freight and utility costs.

Selling, general and administrative (“SG&A”) expenses were $13.6 million in the first six months of 2006 versus $7.7 million in the first six months of 2005, an increase of $5.9 million.  The increase in SG&A expense in the first half of 2006 as compared to 2005 includes the effects of stock option expensing (SFAS 123R), which increased SG&A costs by $3.0 million in the first half of 2006.  The remaining increase in SG&A costs of $2.9 million mainly reflects increased fees associated with system improvements, fees associated with complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, increased compensation costs, legal fees and other costs associated with being a public company.

Other operating income increased in the first six months of 2006 to $0.6 million from $0.5 million in 2005.  The increase in other operating income is the result of increased dividends from investments in non-consolidated ethanol producers, as well as an increase tax credits related to production of E-85 ethanol received in 2006, offset by collection of a previously written off receivable collected in 2005.

Interest income in the first half of 2006 was $1.9 million, versus $0.9 million in the same period in 2005.  The increase in interest income is the result of increased short term investment rates due to increases in interest rates in general, along with a higher level of investable funds due to increased earnings.

Interest expense in the first six months of 2006 was $8.6 million, as compared to $8.0 million in the same period in 2005, an increase of $0.6 million or 7.5%.  The increase in interest expense reflects the impact of year over year increases in variable interest rates, offset by interest capitalized as a result of our Pekin, IL expansion.

Other non-operating income increased to $2.5 million in the first half of 2006 from an expense of $0.4 million in the first half of 2005 as a result of gains recorded on marking derivative instruments to market.

Tax expense for the first half of 2006 was $23.8 million, or approximately 39.3% of taxable income, versus $6.7 million or 40.1% of taxable income in the same period in 2005.  Tax expense in the first half of 2006 benefited from a domestic production activities deduction enacted under the American Jobs Creation Act of 2004.  The act provides for an additional deduction from taxable income of qualified production activities subject to certain limitations.  The amount of the benefit received in the first six months of 2006 was approximately $0.5 million.  Without this additional deduction, the tax rate for the first half of 2006 would have been 40.1%.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	June 30, 2006 (Unaudited)	December 31, 2005

Unrestricted cash and cash equivalents	$38,982	$3,750
Working capital	85,655	49,878
Total debt	160,000	161,514
Current ratio	1.97	1.83

We completed our initial public offering at the beginning of the third quarter of 2006.  This transaction resulted in the issuance of 6,410,256 new shares, and raised approximately $261.9 million in new equity for the Company.  Consequently, our liquidity and capital position will improve significantly from that at June 30, 2006.  This, together with cash generated from operations during the first six months of 2006, will significantly increase our working capital position.

On June 14, we commenced a cash tender offer (“Tender Offer”) for all $160 million aggregate principal amount of our outstanding senior secured floating rate notes due 2011 (“Notes”).  In connection with this Tender Offer, we solicited consents from the holders of the Notes to proposed amendments to (i) substantially eliminate most of the restrictive covenants and certain events of default contained in the Note indenture, and (ii) release all of the collateral securing the Notes as detailed in the corresponding security documents (the “Consent Solicitation”).  Approximately 97% of the outstanding aggregate amount of Notes was tendered.  On July 13, 2006, we paid $164.6 million (including premiums and accrued interest) from the funds received in our initial public offering to fund the repurchase of $155.0 million of Notes redeemed in the Tender Offer.  We expect to redeem the remaining outstanding Notes in December 2006 when they become callable.  The remainder of the net proceeds received from the initial public offering will be used for production expansion, and other general corporate purposes.

As a result of the completion of the Tender Offer, cash that was classified as restricted and earmarked for the Pekin, IL plant expansion is no longer subject to the restrictions previously imposed by the indenture under which the Notes were issued.  While no longer required to be segregated under the amended indenture, the Company intends to continue using this cash solely for the completion of its Pekin, IL facility expansion.

On July 24, 2006, Standard and Poor’s Ratings Services (“S&P”) raised its rating on our outstanding debt to B+ from B-, with an outlook of stable.  S&P’s expectation is that the decrease in leverage has dramatically improved our ability to service debt on a go-forward basis.

With our current cash balances (including both restricted and unrestricted), amounts available under our secured revolving credit facility and anticipated cash flow from operations, we believe that we will be able to satisfy existing anticipated working capital needs, debt service obligations, capital expenditure and other anticipated cash requirements for the balance of the year.

Sources of Liquidity

Our principal sources of liquidity are unrestricted cash and cash equivalents, restricted cash, cash provided by operations, and cash available under our secured revolving credit facility.

Unrestricted cash and cash equivalents.  For the first six months of 2006, unrestricted cash and cash equivalents increased by $35.2 million.  Unrestricted cash and cash equivalents as of June 30, 2006 and December 31, 2005 were $39.0 million and $3.8 million, respectively.

Restricted cash.  Restricted cash at June 30, 2006 and December 31, 2005 was $33.8 million and $60.4 million, respectively.   Restricted cash is set aside to be used solely for the expansion of our Pekin, IL facility.  The restrictions in place relative to these funds in accordance with the bond indenture for our senior secured floating rate notes ceased to be applicable after completion of the Tender Offer on July 13, 2006.

Cash provided by operations.  Net cash provided by operating activities in the first six months of 2006 was $43.5 million, as compared to cash provided by operating activities of $19.4 million for the first six months of 2005.  The additional $24.1 million of cash provided in 2006 was primarily the result of a significant increase in net income, offset by increases in accounts receivable and inventory.  The continued increase in the price and demand for ethanol has significantly helped our working capital position.

Cash Available under our liquidity facility.  We had no borrowings outstanding under our secured revolving credit facility at June 30, 2006 and $2.2 million of standby letters of credit outstanding, leaving approximately $57.8 million in additional borrowing availability under our secured revolving credit facility as of that date.  As of December 31, 2005, we had $1.5 million outstanding under our secured revolving credit facility and $6.4 million of standby letters of credit outstanding, leaving approximately $52.1 million in additional borrowing availability under the secured revolving credit facility as of that date.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, the funding of pension obligations, and payments related to our outstanding debt and liquidity facility.

Capital expenditures.  In the first six months of 2006, capital expenditures (excluding the Pekin, IL facility expansion) totaled $5.1 million versus $5.5 million in the first six months of 2005.  Capital expenditures include asset replacement, environmental and safety compliance and cost reduction and productivity improvement items.  Our capital spending plan for 2006, excluding the Pekin expansion, is forecasted to be between $15 and $20 million.

Capital expenditures for the expansion of our Pekin, IL facility in the first six months of 2006 totaled $26.5 million.  The Pekin, IL facility expansion is fully funded from the proceeds of our 2004 bond offering.

Funding of pension obligations.  For the six month periods ended June 30, 2006 and 2005, we did not make any contributions to our U.S. qualified defined benefit pension plan.  We anticipate making payments to our pension fund totaling $2.0 million during the second half of 2006.

Payments related to our outstanding debt and liquidity facility.  In the first six months of 2006, we made interest payments on our debt and our liquidity facility totaling $8.7 million, versus payments of $7.0 million in the first six months of 2005.  The increase in interest payments from 2005 to 2006 results primarily from increases in variable interest rates, partially offset by reduced borrowings in 2006 as compared to 2005.

Environmental Matters

We are subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws, regulations and permits can also require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  We cannot assure you that we have been, are or will be at all times, in complete compliance with these laws, regulations or permits.

We do not have any undiscounted estimated environmental remediation costs accrued as of June 30, 2006, and cannot give any assurance that the resolution of the environmental matters described below or any other environmental matters affecting us will not have a material adverse effect on our results of operations or financial condition.

From time to time, we have not been in full compliance with the wastewater and air discharge permits for our Illinois and Nebraska facilities.  In the past, we have been subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of our environmental permits.  We have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

In addition, our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state laws which generally require reduction of our emissions.  In addition to increased costs, more stringent standards may also limit our operating flexibility.  Because other ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position.  However, these costs could adversely affect our financial condition and results of operations and such costs may be material.  Federal and state environmental authorities have been investigating alleged excess VOC and other air emissions from United States ethanol plants, including our Illinois and Nebraska facilities.  In April 2005, we entered into a consent decree with state authorities settling their investigation of our Nebraska facility, which required us, among other things, to secure a new air emissions permit, install additional air pollution control equipment and pay a $.04 million fine.  The fine was paid in May 2005 and the permit issued in October 2005.  Certain of this equipment has already been installed and, based on currently available information, the balance of the equipment is expected to be installed by September 2006.  While the matter relating to our Illinois facility is still pending, like the Nebraska facility and like other ethanol companies which have already resolved their VOC emission issues with the relevant authorities, we could be required to install additional air pollution control equipment, or take other measures to control air pollutant emissions at our Illinois facility.  As for our Illinois facility, we cannot, at this time, accurately estimate the costs we will reasonably be expected to incur.  If controls are ultimately required, however, costs could be higher than those we expect at our Nebraska facility due to the facility’s larger size.  In addition to these possible costs, we would likely be required to pay fines that could be material if the authorities determine our emissions were in violation of applicable law.

The EPA has drafted a final National Emissions Standard for Hazardous Air Pollutants (NESHAP) under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters.  This NESHAP, which became effective on November 12, 2004, is expected to require us to implement maximum achievable control technology to reduce hazardous air pollutant emissions from certain of our boilers and process heaters by September 13, 2007.  We expect to incur capital and operating costs at our Illinois facility to comply with this regulation with respect to our existing boilers and process heaters.  Based on engineering conducted to date and available information, we could incur capital costs of between $7.0 million and $9.0 million.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices and interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices.  In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn costs for the three months ended June 30, 2006 and 2005 was $2.27 and $2.11 per bushel, respectively.  Our weighted average gross corn costs for the six months ended June 30, 2006 and 2005 was $2.19 and $2.08 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”).  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2006	2005	2006	2005

Gain/(loss) included in earnings	$1.9	$0.3	$1.6	$(0.3)

(In millions)	June 30, 2006	June 30, 2005

Aggregate notional value of derivatives outstanding	$33.0	$7.8
Period through which derivative positions currently exist	December 2008	December 2005
Gain on fair value of derivatives	$1.4	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.2)	$(0.7)

Interest Rate Risk

In December 2004, we entered into an interest rate cap transaction on $120.0 million of our senior secured floating rate notes.  The senior secured floating rate notes bear interest at the three month LIBOR rate plus a margin of 6%.  This interest rate cap limits the rate of interest we are obligated to pay on $120.0 million of our senior secured floating rate notes to 10% (maximum LIBOR rate of 4% plus a margin of 6%).  The interest rate cap is not designated as hedge and, therefore, is marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of this derivative asset is recognized in other current assets in the Condensed Consolidated Balance Sheet.  Information on this type of derivative transaction is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2006	2005	2006	2005

Gain/(loss) included in earnings	$(0.1)	$(0.4)	$-	$(0.1)

(In millions)	June 30, 2006	June 30, 2005

Aggregate notional value of derivatives outstanding	$120.0	$120.0
Period through which derivative positions currently exist	December 2008	December 2008
Gain on fair value of derivatives	$0.9	$0.3

We terminated our interest rate cap on July 10, 2006 in conjunction with the tender of our outstanding senior secured notes due 2011.

Material Limitations

The disclosures with respect to the above noted risks do not take into account the underlying commitments or anticipated transactions.  If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset.  Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from those factors disclosed.

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of management, including our Chief Executive Officer, Ronald H. Miller, and our Chief Financial Officer, Ajay Sabherwal, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Miller and Sabherwal have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Miller and Sabherwal, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Based upon evaluation by our management, which was conducted with the participation of Messrs. Miller and Sabherwal, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1A. Risk Factors

The Company has included in its Registration Statement on Form S-1 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  Those Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.

Item 4.                    Submission of Matters to a Vote of Security Holders

On June 6, 2006, the Company held its Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of those votes were as follows:

Election of Class I Directors

	Vote for	Votes Against	Votes Withheld

Farokh Hakimi	21,954,659	-	13,190,954
Bobby Latham	21,954,659	-	13,190,594

Other directors whose term of office continued after the meeting were Messrs. Richard A. Derbes and Michael C. Hoffman as Class II directors; and Messrs. Leigh J. Abramson and Wayne D. Kuhn as class III directors.

Item 5.                    Other Information

None

Item 6.                    Exhibits

(a)          Exhibits

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2                           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 10, 2006	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Principal Accounting Officer