Form 10-Q
period 2006-09-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2006-11-13
CIK 1285043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

OR

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

YES  ☒   NO  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of November 9, 2006
Common Stock, $0.001 Par Value	41,832,276 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2006	2005	2006	2005

Net sales	$407,053	$259,203	$1,163,478	$647,209
Cost of goods sold	379,708	223,712	1,055,330	578,967
Gross profit	27,345	35,491	108,148	68,242
Selling, general and administrative expenses	7,385	6,108	21,023	13,810
Other expense/(income)	(616)	(199)	(1,223)	(713)
Operating income	20,576	29,582	88,348	55,145
Other expenses/(income):
Interest income	(1,449)	(644)	(3,333)	(1,510)
Interest expense	747	4,206	9,348	12,169
Loss on early extinguishment of debt	14,448	—	14,448	—
Other non-operating expense/(income)	(2,348)	(1,731)	(4,802)	(1,314)
Minority interest	876	381	3,793	1,698
Income before income taxes	8,302	27,370	68,894	44,102
Income tax expense	3,015	9,710	26,766	16,414
Net income	$5,287	$17,660	$42,128	$27,688

Per share data:
Income per common share – basic:	$0.13	$0.51	$1.13	$0.80
Basic weighted average number of common shares	41,541	34,684	37,279	34,684

Income per common share – diluted:	$0.12	$0.49	$1.09	$0.77
Diluted weighted average number of common and common equivalent shares	42,691	36,038	38,581	35,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share amounts)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$40,337	$3,750
Short-term investments	90,925	—
Accounts receivable	56,707	46,625
Inventories	91,320	54,651
Income tax receivable	7,448	2,628
Prepaid expenses and other	3,057	2,519
Total current assets	289,794	110,173
Property, plant and equipment, net	92,150	42,856
Restricted cash for plant expansion	—	60,362
Other assets	1,077	8,586
Total assets	$383,021	$221,977

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$59,597	$51,528
Accrued liabilities	4,425	6,877
Accrued income taxes	1,422	376
Short-term borrowings	—	1,514
Total current liabilities	65,444	60,295
Senior secured floating rate notes	5,000	160,000
Deferred taxes	6,344	6,703
Minority interest	9,878	8,675
Other long-term liabilities	4,648	6,958
Total liabilities	91,314	242,631
Stockholders’ equity/(deficit)
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 41,832,276 and 35,145,253 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively, net of 21,179,025 shares held in treasury as of December 31, 2005 and September 30, 2006	42	35
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	274,417	4,191
Retained earnings/(deficit)	18,115	(24,013)
Accumulated other comprehensive loss	(867)	(867)
Total stockholders’ equity/(deficit)	291,707	(20,654)
Total liabilities and stockholders’ equity/(deficit)	$383,021	$221,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2006	2005

Operating Activities
Net income	$42,128	$27,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,529	2,656
Loss on early extinguishment of debt	14,448	—
Minority interest	3,793	1,698
Stock-based compensation expense	5,669	862
Deferred income tax	(359)	2,885
Other	838	(269)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,082)	(5,451)
Inventories	(36,669)	(14,604)
Accounts payable and other liabilities	6,663	15,258
Other	(8,275)	1,925
Net cash provided by operating activities	21,683	32,648

Investing Activities
Additions to property, plant and equipment, net	(51,981)	(9,651)
Investment in short-term securities	(90,925)	—
Increase in restricted cash for investing activities	(1,257)	(1,350)
Use of restricted cash for plant expansion	31,857	—
Release of restricted cash	29,762	—
Net cash (used for) investing activities	(82,544)	(11,001)

Financing Activities
Repayment of senior secured notes, including premiums	(163,618)	—
Proceeds from stock option exercises	221	—
Tax benefit of stock option exercises	4,034	—
Net proceeds from the sale of common stock	260,915	—
Net repayments on revolving credit facilities	(1,514)	(12,791)
Distributions to minority shareholders	(2,590)	(1,943)
Net cash provided by/(used for) financing activities	97,448	(14,734)
Net increase in cash and cash equivalents	36,587	6,913
Cash and cash equivalents at beginning of period	3,750	7,151
Cash and cash equivalents at end of period	$40,337	$14,064

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

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2006 and 2005.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of September 30, 2006, the Company’s Summary of Significant Accounting Policies for the year ended December 31, 2005, which are detailed in the Company’s Registration Statement on Form S-1 beginning on page F-9, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment and the adoption of Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4.

(2)                                 Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations, financial position and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its consolidated results of operations, financial position and related disclosures.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 requires an enterprise to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a defined benefit postretirement plan’s underfunded status.  In addition, each entity must recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.  This statement is effective for fiscal years ending after December 15, 2006.  The Company is currently evaluating the effect that the adoption of SFAS 158 will have, if any, on its consolidated results of operations, financial position and related disclosures.

Also in September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP No. AUG AIR-1”), Accounting for Planned Major Maintenance Activities.  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance turnarounds because it causes the recognition of a liability in a period prior to the occurrence of the transaction or obligation.  The Company does not account for its turnarounds utilizing this accounting method, so FSP No. AUG AIR-1 is not expected to impact the Company’s consolidated results of operations or financial position.

The Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108 in September 2006.  This bulletin provides guidance regarding the methodology of quantifying the dollar amounts of errors in determining materiality of those errors.  These methods should be implemented for annual financial statements covering the first fiscal year ending after November 15, 2006.

(3)                                 Initial Public Offering

Effective July 5, 2006, we completed an initial public offering of 9,058,450 shares of our common stock, $0.001 par value, at a gross per share price of $43.00 (the “initial public offering”).  The Company sold 6,410,256 shares and received approximately $260.9 million in proceeds, net of discounts and commissions to underwriters and IPO related expenses from this initial public offering.  Existing shareholders and management also sold 2,648,194 shares of common stock during the initial public offering, which includes 268,707 shares issued from the exercise of outstanding options.  Immediately following our initial public offering, we had 41,831,651 shares of common stock issued and outstanding.  There are also approximately 3.2 million potentially dilutive common stock equivalents (“CSE”) shares outstanding.  The actual number of these potentially dilutive CSE’s that would be considered as being dilutive on a go-forward basis (and included in dilutive earnings per share) is dependent upon a number of factors, including the actual average quarterly share price and the number of shares considered as being repurchased under the treasury method as described in Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings per Share.

In anticipation of our initial public offering, on June 6, 2006, our Board gave contingent approval of the acceleration of vesting of 71,488 options held by officers and employees to be effective immediately prior to the consummation of the initial public offering.  The Board approved the acceleration of the vesting in order to permit certain members of management the ability to sell stock in our initial public offering.  These options had a weighted-average exercise price of $4.35 per share.  As a result of the accelerated vesting, we recorded a pre-tax charge to earnings of $0.6 million for the three and nine month periods ended September 30, 2006.

(4)                                 Short-Term Securities

We have invested cash proceeds received from the initial public offering in tax-free municipal auction rate certificates which generally have contractual maturities of greater than 20 years.  We consider these certificates to be held for sale.  These certificates are widely traded in the public markets and may be sold as needed.  The interest rates on these certificates reprice every 35 days to the then current market rate.  Generally, the carrying value of these securities approximates the market value, and there is no gain or loss expected from changes in market value.

(5)                                 Inventories

Inventories are as follows:

(In thousands)	September 30, 2006	December 31, 2005

Finished products	$87,334	$50,828
Work-in-process	890	1,100
Raw materials	1,816	1,343
Supplies	1,280	1,380
Totals	$91,320	$54,651

(6)           Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$5,287	$17,660	$42,128	$27,688

Weighted average shares and share equivalents outstanding:
Basic shares	41,541	34,684	37,279	34,684
Dilutive non-qualified stock options	1,150	1,354	1,302	1,222
Diluted weighted average shares and share equivalents	42,691	36,038	38,581	35,906

Income per common share - basic:	$0.13	$0.51	$1.13	$0.80
Income per common share - diluted:	$0.12	$0.49	$1.09	$0.77

We had additional potential dilutive securities outstanding representing 40,000 common shares for the three month and nine month periods ended September 30, 2006 that were not included in the computation of potentially dilutive securities because the options’ exercise prices were greater than the average market price of the common shares.

(7)           Stock-Based Compensation Plans

As of December 31, 2005, we maintained one stock-based compensation plan, the Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan (the “Plan”).  Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective transition method.  SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and non-vested stock, based on their fair values at the time of grant.  The Company’s financial statements for the three and nine month periods ended September 30, 2006 reflect the impact of adopting SFAS 123(R).

The Plan was adopted by the Board of Directors (the “Board”) effective May 30, 2003, and was amended on each of September 6, 2005 and on December 12, 2005.  The Plan provides for the grant of awards in the form of stock options, restricted shares or units, stock appreciation rights and other equity-based awards to directors, officers, employees and consultants at the discretion of the Board or the Compensation Committee of the Board.  The term of awards granted under the plan is determined by the Board or by the Compensation Committee of the Board, and cannot exceed ten years from the date of grant.  The maximum number of shares of common stock that may be issued under the Plan is limited to 5,001,172, provided that no more than 750,000 shares may be granted in the form of stock options or stock appreciation rights to any “covered employee” (as defined under Section 162(m) of the Internal Revenue Code) in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 29, 2013.

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

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used in determining stock-based compensation cost using the minimum value method as outlined in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions.  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we had no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated using a 3% per month forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Pre-tax stock-based compensation expense for the three month period ended September 30, 2006 was approximately $2.6 million, of which $0.1 million was charged to cost of goods sold and $2.5 million was charged to selling, general and administrative expense.  For the nine month period ended September 30, 2006, pre-tax stock-based compensation expense was approximately $5.7 million, of which $0.1 million was charged to cost of goods sold and $5.6 million was charged to selling, general and administrative expense.  This expense reduced earnings per share by $0.04 per basic and diluted share for the quarter ended September 30, 2006 and by $0.09 per basic and diluted share for the nine months ended September 30, 2006.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $1.0 million and $2.3 million for the three and nine month periods ended September 30, 2006.  The Company recorded pre-tax stock-based compensation expense for the three and nine month periods ended September 30, 2006 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2006	September 30, 2006

Stock-based compensation expense:
Non-qualified stock options	$2.6	$5.6
Restricted stock	$—	$0.1

Effective January 1, 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, using the modified prospective method as permitted under the provisions of Statement of Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, (hereinafter called “SFAS 123”).  The minimum value method as permitted by SFAS 123 was utilized in calculating stock-based compensation expense.  The Company recorded pre-tax stock-based compensation expense for the three and nine month periods ended September 30, 2005 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005

Stock-based compensation expense:
Non-qualified stock options	$0.8	$0.9
Restricted stock	—	—

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

As of September 30, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

(in thousands)	Non- recognized Compensation	Average Remaining Recognition Period (years)

Non-qualified options	$21,681	3.1
Restricted stock	193	2.6
Total	$21,874	3.1

The Company granted stock options during the quarters ended September 30, 2006 and 2005.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month period ended September 30, 2006 and 2005.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107:

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Expected stock price volatility	58.0%	.01%
Expected life (in years)	6.5	5.0
Risk-free interest rate	5.2%	4.1%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$26.47	$12.52

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)

Options outstanding – December 31, 2005	2,919	$2.01	7.0	$—
Granted	630	23.80	9.5	—
Exercised	269	0.82	—	—
Cancelled or expired	55	0.23	—	—
Options outstanding – September 30, 2006	3,225	$6.37	8.3	$48,440
Options exercisable – September 30, 2006	599	$1.04	7.4	$12,190

The range of exercise prices of the exercisable options and outstanding options at September 30, 2006 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (years)
$0.23	428,608	1,093,927	6.8
$2.36 - $2.92	135,806	743,669	8.7
$4.35	34,320	757,026	9.0
$22.50	—	590,000	9.5
$43.00	—	40,000	9.8
Totals	598,734	3,224,622	8.3

Restricted stock award activity for the three months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
	(in thousands)

Unvested Restricted stock awards - December 31, 2005	—	$—
Granted	8	27.92
Vested	—	—
Cancelled or expired	—	—
Restricted stock awards – September 30, 2006	8	$27.92

(8)                                 Interest Expense

The following table summarizes interest expense:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Interest expense	$989	$4,206	$10,351	$12,169
Capitalized interest	(242)	—	(1,003)	—
Interest expense, net	$747	$4,206	$9,348	$12,169

(9)                                 Debt

The following table summarizes long-term debt:

(In thousands)	September 30, 2006	December 31, 2005

Senior secured floating rate notes, due December 2011	$5,000	$160,000
Secured revolving credit facility	—	1,514
	5,000	161,514
Less short-term borrowings	—	(1,514)
Total	$5,000	$160,000

Liquidity Facility

Our liquidity facility consists of a secured revolving credit facility with JP MorganChase Bank of up to $30 million.  We amended this facility on September 15, 2006.  The terms of the amendment to the secured revolving credit facility include:  a reduction in the available amount from $60 million to $30 million, the elimination of a borrowing base formula, the removal of certain restrictive covenants including a capital expenditure limitation, the elimination of certain reporting requirements including the submission of a monthly borrowing base certificate, and a reduction in annual fees.  As a result of amending our liquidity facility, we recorded a charge in the third quarter of 2006 of $0.9 million for the write-off of unamortized deferred debt costs related to our previous secured revolving credit facility.

We had no borrowings outstanding under our secured revolving credit facility at September 30, 2006, and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under our secured revolving credit facility as of that date.  As of December 31, 2005, we had $1.5 million outstanding under our secured revolving credit facility and $6.4 million of standby letters of credit outstanding, leaving approximately $52.1 million in additional borrowing availability under the secured revolving credit facility as of that date.

Senior Secured Floating Rate Notes

In December 2004, we issued $160 million aggregate principal amount of senior secured floating rate notes due 2011 (“Notes”).  Our Notes were issued pursuant to an indenture, dated as of December 17, 2004, between us and Wells Fargo Bank, N.A., as trustee.  As part of the debt offering, we agreed to the terms of an escrow agreement, whereby $62.5 million of the net proceeds of the debt offering was to be restricted and used only to fund expansion of the Pekin, IL ethanol facility.

On June 14, 2006, we commenced a cash tender offer (“Tender Offer”) for all $160 million aggregate principal amount of our Notes.  In connection with this Tender Offer, we solicited consents from the holders of the Notes (the “Consent Solicitation”) to proposed amendments to (i) substantially eliminate most of the restrictive covenants and certain events of default contained in the Note indenture, and (ii) release all of the collateral securing the Notes.  Approximately 97% of the outstanding aggregate amount of Notes were tendered.  On July 13, 2006, we paid $164.6 million (including premiums and accrued interest) from the funds received in our initial public offering to fund the repurchase of $155.0 million aggregate principal amount of Notes redeemed in the Tender Offer.  We expect to redeem the remaining outstanding Notes in December 2006 when they become callable.  As a result of the consent solicitation, all cash previously classified as restricted is now classified within cash and cash equivalents or short-term securities.

The remaining $5 million of Notes outstanding:

•                  have interest payments due quarterly on March 15, June 15, September 15 and December 15 of each year.

•                  are redeemable after the dates and at prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
December 16, 2006	103.0%
December 16, 2007	102.0%
December 16, 2008	101.0%
December 16, 2009	100.0%

As a result of the tender of the Notes, we recorded a pre-tax charge in the third quarter ending September 30, 2006 of approximately $13.6 million which is comprised of (i) $8.7 million for the tender and consent premiums and related fees and expenses, and (ii) $4.9 million related to the write-off of unamortized debt issuance costs.  Also in conjunction with the tender of our Notes, on July 10, 2006, we terminated an interest rate cap transaction on $120 million of our Notes, resulting in a non-income impacting receipt of cash totaling approximately $0.8 million.

The interest rate applicable to the floating rate notes at September 30, 2006 was 11.89%.  The interest rate on the notes in effect at December 31, 2005 was 10.49%

(10)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(11)         Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended September 30, 2006 and 2005, respectively of $0.3 million and $0.4 million, and expense of $0.9 million and $1.0 million for the nine month periods ended September 30, 2006 and 2005, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facility.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005

Service cost	$71	$69	$214	$207
Interest cost	107	104	322	312
Expected return on plan assets	(128)	(122)	(384)	(366)
Amortization of net actuarial loss	12	2	36	3
Net periodic pension cost	$62	$53	$188	$156

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005

Service cost	$38	$48	$114	$141
Interest cost	30	38	91	117
Amortization of prior service cost	3	13	8	39
Net periodic pension cost	$71	$99	$213	$297

(12)         Litigation

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended September 30, 2006 and 2005.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1.

Our revenues are derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, carbon dioxide, DDGS (dry distillers grain with solubles) and WDGS (wet distillers grains with solubles)) and bio-products (brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.  We sell ethanol obtained from the following sources:

•                  Ethanol we manufacture at our plants;

•                  Ethanol we purchase from our marketing alliance partners; and

•                  Ethanol we purchase on the spot market.

We market and sell ethanol without regard to whether we produced it, are marketing it for our marketing alliance partners or purchased it on the spot market for resale.

Executive Summary

We generated net income of $5.3 million, or $0.12 per diluted share in the third quarter of 2006, as compared to net income of $17.7 million, or $0.49 per diluted share, in the third quarter of 2005.  Third quarter 2006 results include the effects of non-recurring pre-tax charges totaling $15.1 million related to our bond tender, our amended secured revolving credit facility and the acceleration of vesting periods of certain stock-based compensation arrangements in conjunction with our IPO.  These non-recurring charges reduced diluted earnings per share for the third quarter of 2006 by $0.21 per share.  Revenue in the third quarter of 2006 was $407.1 million, an increase of $147.9 million, or 57.1%, over third quarter 2005 revenue of $259.2 million.  The increase is mainly the result of pricing gains caused by the significant year over year rise in the price per gallon of ethanol and the number of gallons sold.  The average sales price per gallon of ethanol in the third quarter of 2006 was $2.37 per gallon, up from $1.77 per gallon in the same quarter in 2005.

The increase in the average price of ethanol quarter over quarter is primarily due to a carryover from the second quarter 2006 high ethanol prices which was caused by a number of factors, including the elimination of methyl tertiary-butyl ether (“MTBE”) as an oxygenate earlier in the year and the then current price of gasoline.  Although the average price of ethanol sold in the third quarter of 2006 was significantly higher than the third quarter of 2005, the spot price of ethanol declined continuously throughout the third quarter of 2006.

Gallons of ethanol sold in the third quarter of 2006 increased 21.2% to 163.3 million gallons, as compared to 134.7 million gallons in the third quarter of 2005.  The increase in gallons sold is primarily due to additional purchases from alliance partners.  Purchases from non-affiliated producers decreased quarter over quarter in response to falling ethanol prices throughout the third quarter of 2006 which provided less opportunity in the purchase/resale market.  Equity production was flat quarter over quarter.  The import by customers of significant amounts of Brazilian ethanol in the third quarter displaced demand for domestically produced ethanol.  As a result, we inventoried an additional 11.5 million gallons in the third quarter of 2006.  For the first nine months of 2006 versus 2005, gallons of ethanol sold increased 33.8%, to 504.5 million gallons.

Gross profit totaled $27.3 million in the third quarter of 2006, a decrease of $8.2 million, or 23.1%, from the third quarter of 2005.  The decline in gross profit was the result of a combination of factors, including lower margins obtained in our purchase/resale business, increasing corn prices and increases in freight and other production expenses.  Gross profit on purchase/resale transactions was higher in the third quarter of 2005 as spot ethanol prices were being affected by hurricanes along the Gulf Coast, which disrupted gasoline supplies thereby increasing prices for both gasoline and ethanol.  Our gross corn cost for the quarter ended September 30, 2006 was $2.31 per bushel, as compared to $2.19 per bushel in the same period in 2005.

At September 30, 2006, we had approximately 42.4 million gallons of ethanol in inventory at a weighted average price of $1.94 per gallon.   At September 30, 2005, the amount of ethanol we had in inventory was approximately 15.3 million gallons, at a weighted average price of $1.67 per gallon.  Although we are required to purchase all of the production from our marketing alliance partners and may inventory some of these purchased gallons, we do not have price risk with respect to these gallons and the purchase price we pay our marketing alliance partners is based on the price at which we resell the ethanol.

For the most recent contract negotiation period, because of the significant drop in ethanol prices during the third quarter, we and our customers were hesitant to commit to fixed priced contracts.  Our customers’ believed prices would fall further and wanted discounts to protect themselves from further price declines.  We, on the other hand, believed prices would increase, and were unwilling to offer such discounts.  Consequently, contracts signed during this contracting period tend to have a greater proportion of gasoline indexed and spot, rather than fixed, prices.  Our realized prices in Q4, therefore, should have a closer relationship to spot prices.

Third Quarter 2006 Non-Recurring Charges

We recorded non-recurring pre-tax charges in the third quarter of 2006 totaling $15.1 million.  These non-recurring charges resulted from our bond tender offer, our amended credit agreement and from the acceleration of vesting periods of certain stock-based compensation arrangements in conjunction with our IPO.  As a result of the tender offer for our senior secured floating rate notes, the Company recorded a pre-tax charge in the third quarter ending September 30, 2006 of approximately $13.6 million comprised of (i) $8.7 million for the tender and consent premiums and related fees and expenses and (ii) $4.9 million for the write-off of unamortized debt issuance costs.  Non-recurring pre-tax charges related to the acceleration of vesting periods of certain stock-based compensation arrangements totaled $0.6 million.  We also incurred non-recurring pre-tax charges totaling $0.9 million for the write-off of unamortized deferred debt costs related to our amended credit agreement.

Non-recurring charges reduced diluted earnings per share by $0.21 per share in the third quarter of 2006.

Share-based Compensation Expense

Effective January 1, 2006, we adopted, on a modified prospective transition method, SFAS 123(R), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on fair values.  Our financial statements for the three and nine month periods ended September 30, 2006 reflect the impact of adopting SFAS 123(R).  In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 included compensation expense for unvested share-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the minimum value method as outlined in SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense over the periods of requisite service using the straight–line method.

Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used to calculate stock-based compensation expense using the minimum value method as outlined in SFAS 123.  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions.  The Black-Scholes model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated using a 3% per month forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Stock-based compensation expense reduced earnings per share by $0.04 per basic and diluted share for the quarter ended September 30, 2006 and by $0.09 per basic share and diluted share for the nine months ended September 30, 2006.

For the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Sales in the third quarter of 2006 increased 57.1%, to $407.1 million as compared to $259.2 million in the third quarter of 2005.  Overall, the increase in sales was primarily the result of a higher average gross selling price of ethanol and from an increase in gallons sold.  The average gross sales price of ethanol in the third quarter of 2006 increased to $2.37 per gallon from $1.77 per gallon in the same period last year.

While our realized price of ethanol increased in the third quarter of 2006, the spot price per gallon decreased throughout the quarter.  The import by customers of significant amounts of Brazilian ethanol in the third quarter displaced demand for domestically produced ethanol.  This, along with normal seasonal decreases in demand for gasoline due to the end of the summer driving season, negatively affected spot prices during the third quarter of 2006.  As a result, we elected to inventory an additional 11.5 million gallons in the third quarter of 2006.

Gallons sold in the third quarter of 2006 increased 21.2% to 163.3 million gallons, as compared to 134.7 million gallons in the third quarter of 2005, primarily due to an increase in gallons purchased from alliance partners.  In the third quarter of 2006, we produced 32.1 million gallons, purchased 124.4 million gallons from our marketing alliance partners, purchased 18.3 million gallons from unaffiliated producers and marketers and increased inventory by 11.5 million gallons.  In the third quarter of 2005, we produced 32.2 million gallons, purchased 81.8 million gallons from our marketing alliance partners, purchased 22.7 million gallons from unaffiliated producers and marketers and increased inventory by 2.0 million gallons.

Co-product revenue for the third quarter of 2006 totaled $13.7 million, as compared to $15.1 million in the same period a year ago.  Co-product shipments increased in the third quarter of 2006 to 233.1 thousand tons, from 219.7 thousand tons in the third quarter of 2005.  The decrease in revenue is principally the result of lower prices received on germ and meal.  Prices of these products were especially high in the third quarter of 2005.

Gross profit totaled $27.3 million in the third quarter of 2006, a decrease of $8.2 million, or 23.1%, from the third quarter of 2005.  The decline in gross profit was the result of a combination of factors, including lower margins obtained in our purchase/resale business, increasing corn prices and increases in freight and other production expenses.  Gross profit on purchase/resale transactions was higher in the third quarter of 2005 as spot ethanol prices were affected by hurricanes along the Gulf Coast, which disrupted gasoline supplies thereby increasing prices for both gasoline and ethanol.

Gross corn cost for the quarter ended September 30, 2006 was $29.1 million, or $2.31 per bushel, as compared to $26.5 million, or $2.19 per bushel, in the same period in 2005.  The number of bushels of corn ground in the third quarter of 2006 was 12.6 million, versus 12.1 million in the same period in 2005.  The production yield achieved during the third quarter of 2006 was 2.6 gallons per bushel of corn, as compared to 2.7 gallons per bushel of corn in the third quarter of 2005.

Our cost to convert corn to ethanol, co-products and bio-products increased in the third quarter of 2006 to $22.1 million, from $19.1 million in the same period in 2005.  The increase in conversion costs mostly reflects a $2.3 million increase in other production costs, mainly due to additional maintenance required as a result of the production issues at our Aurora, NE facility.  Freight costs also increased in the third quarter of 2006 to $24.5 million, from $14.4 million in the third quarter of 2005.  The increase in freight costs reflects an increase in shipments, the increase in shipments being sent to the U.S. coasts, along with higher surcharges as a result of increased oil prices.

Selling, general and administrative (“SG&A”) expenses were $7.4 million in the third quarter of 2006 versus $6.1 million in the third quarter of 2005, an increase of $1.3 million.  This increase in SG&A expense includes the effects of non-cash stock-based compensation expense.  Stock-based compensation expense increased $1.8 million in the third quarter of 2006 as compared to the same period in 2005, which includes $0.6 million of non-recurring expense related to the acceleration of vesting periods of certain stock-based compensation arrangements.

Other operating income increased in the third quarter of 2006 by $0.4 million, to $0.6 million.  The increase in other operating income is the result of increased dividends from investments in non-consolidated ethanol producers, as well as an increase in tax credits related to production of E-85 ethanol.

Interest income in the third quarter of 2006 was $1.4 million, versus $0.6 million in the same period in 2005.  The increase in interest income is the result of a combination of a higher level of investable funds due to cash received from our initial public offering along with increased short term investment rates due to increases in interest rates in general.

Interest expense in the third quarter of 2006 was $0.7 million, as compared to $4.2 million in the same period in 2005.  Interest expense declined in the current quarter as a result of the successful tender for our outstanding bonds, along with interest capitalized as a result of our Pekin, IL expansion.  All but $5.0 million of our senior secured floating rate notes were tendered as a result of the tender offer.  We expect that the remaining $5.0 million of bonds will be repurchased in December 2006 as they become callable.

Other non-operating income increased to $2.3 million in the third quarter of 2006 as a result of gains recorded on marking derivative instruments to market, primarily short positions on corn forward contracts.

Minority interest for the third quarter of 2006 was a charge to income of $0.9 million, as compared to $0.4 in the third quarter of 2005.  The increase reflects the improved operating results of our Nebraska subsidiary for the quarter ended September 30, 2006.

Tax expense for the third quarter of 2006 was $3.0 million, or approximately 36.1% of taxable income, versus $9.7 million or 35.4% of taxable income in the same period in 2005.  Tax expense was reduced in the third quarter of 2005 as a result of the true-up of tax accruals for the 2004 tax return which was completed in September 2005.   For 2006, tax expense has been reduced as a result of proceeds from our initial public offering being invested in non-taxable municipal securities, as well as from a domestic production activities deduction enacted under the American Jobs Creation Act of 2004.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Sales in the first nine months of 2006 increased 79.8%, to $1.2 billion as compared to $647.2 million in the first nine months of 2005.  Overall, the increase in sales is primarily the result of the increase in the average gross selling price of ethanol and an increase in gallons sold.  The average gross sales price of ethanol in the first nine months of 2006 increased to $2.20 per gallon from $1.57 per gallon in the same period a year ago, an increase of 40.1%.  The increase in the average price of ethanol is primarily due to high demand for ethanol, created by a number of factors, including the elimination of MTBE as an oxygenate, and the current price of gasoline.  While the average sales price is significantly higher in the first nine months of 2006 versus 2005, the spot price of ethanol has fallen continuously throughout the three month period ended September 30, 2006.

Gallons sold in the first nine months of 2006 increased 33.8% to 504.5 million gallons, as compared to 377.2 million gallons in the first nine months of 2005.  For the first nine months of 2006, we produced 97.7 million gallons, purchased 365.2 million gallons from our marketing alliance partners, purchased 49.4 million gallons from unaffiliated producers and marketers and increased inventory by 7.8 million gallons.  For the first nine months of 2005, we produced 103.6 million gallons, purchased 231.3 million gallons from our marketing alliance partners, purchased 49.0 million gallons from unaffiliated producers and marketers and increased inventory by 6.7 million gallons.

Co-product revenue for the first nine months of 2006 totaled $40.2 million, as compared to $45.3 million in the same period a year ago.  Co-product shipments for the first nine months of 2006 increased to 681.9 thousand tons, from 662.9 thousand tons in the first nine months of 2005.  The decrease in revenue is the result of lower co-product production during the second quarter of 2006 due to maintenance turnarounds and productivity issues encountered during this period along with lower prices received on germ and meal in the third quarter of 2006.  Prices of germ and meal were especially high during the third quarter of 2005.

Production of ethanol decreased in the first nine months of 2006 by 5.7% to 97.7 million gallons, from 103.6 million gallons in the first nine months of 2005.  Equity production was constrained in the quarter ended June 30, 2006 due to scheduled maintenance turnarounds at both of our ethanol production facilities.  We also experienced production constraints at our Aurora, NE facility in both the second and third quarters of 2006 due to ongoing yield problems which negatively affected output.  Co-product revenue in the first nine months of 2006 was negatively affected by decreased production described above.

Gross profit totaled $108.1 million for the first nine months of 2006, an increase of $39.9 million, or 58.5%, from the same period in 2005.  The overall increase in gross profit is primarily attributable to increased sales, and during the first six months of 2006, by the widening spread between ethanol prices and corn costs.  However, beginning in the third quarter of 2006, gross profit was negatively affected as a result of lower margins obtained in our purchase/resale business.  Increasing corn prices also affected gross margin.

Gross corn cost for the first nine months of 2006 was $83.6 million, or $2.23 per bushel, as compared to $82.0 million, or $2.11 per bushel, in the same period in 2005.  The number of bushels of corn ground in the first nine months of 2006 was 37.5 million, versus 38.8 million in the same period in 2005.  The production yield achieved during the nine month period ended September 30, 2006 was approximately 2.6 gallons per bushel of corn, as compared to 2.7 gallons per bushel of corn in the same nine month period in 2005.

Our cost to convert corn to ethanol, co-products and bio-products increased in the nine month period ended September 30, 2006 to $67.7 million, from $57.0 million in the same period in 2005.  The increase in conversion costs reflects a $1.2 million increase in labor costs, along with a $9.1 million increase in other production costs, due to higher denaturant and enzyme costs, along with maintenance turnarounds taken in both Pekin and Aurora during the second quarter of 2006, and with the additional maintenance required as a result of the production issues at our Aurora, NE facility during the second and third quarters of 2006.  Freight costs also increased in the first nine months of 2006 to $70.8 million, from $40.3 million in the first nine months of 2005.  The increase in freight costs reflects an increase in shipments, the increase in shipments being sent to the U.S. coasts, along with higher surcharges as a result of increased oil prices.

SG&A expenses were $21.0 million in the first nine months of 2006 versus $13.8 million in the first nine months of 2005, an increase of $7.2 million.  The increase in SG&A expense in the first nine months of 2006 as compared to 2005 includes the effects of non-cash stock-based compensation expense, which increased SG&A costs by $4.8 million in the first nine months of 2006 over the same period in 2005, including $0.6 million of non-recurring expense related to the acceleration of vesting periods of certain stock-based compensation arrangements.  The remaining increase in SG&A costs of $2.4 million mainly reflects increased fees associated with system improvements, fees associated with the preparation of complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, increased compensation costs, legal fees and other costs associated with being a public company, partially offset by reductions in deferred compensation amounts, as well as a reduction in bonus accruals.

Other operating income increased in the first nine months of 2006 to $1.2 million from $0.7 million in 2005.  The increase in other operating income is the result of increased dividends from investments in non-consolidated ethanol producers, as well as increased tax credits related to production of E-85 ethanol received in 2006, offset by collection of a previously written off receivable collected in 2005.

Interest income in the first nine months of 2006 was $3.3 million, versus $1.5 million in the same period in 2005.  The increase in interest income is the result of a higher level of investable funds due to cash received from the initial public offering, along with increased short term investment rates due to increases in interest rates in general.

Interest expense in the first nine months of 2006 was $9.3 million, as compared to $12.2 million in the same period in 2005.  Interest expense declined as a result of the successful tender for our outstanding bonds completed early in the third quarter, along with interest capitalized as a result of our Pekin, IL expansion.  All but $5.0 million of our senior secured floating rate notes were tendered as a result of the tender offer.  We expect that the remaining $5 million of bonds will be repurchased in December 2006 as they become callable.  Interest expense in 2006 was also affected by the impact of year over year increases in variable interest rates.

Other non-operating income increased to $4.8 million in the first nine months of 2006 from $1.3 million in the first nine months of 2005 as a result of gains recorded on marking derivative instruments to market.

Tax expense for the first nine months of 2006 was $26.8 million, or approximately 38.9% of taxable income, versus $16.4 million or 37.2% of taxable income in the same period in 2005.  Tax expense was reduced year to date in 2005 as a result of the true-up of tax accruals for the 2004 tax return which was completed in September 2005.   For 2006, tax expense was lower as a result of proceeds from our initial public offering being invested in non-taxable municipal securities, as well as from a domestic production activities deduction enacted under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	September 30, 2006	December 31, 2005
	(Unaudited)

Cash and short-term investments	$131,262	$3,750
Working capital	224,350	49,878
Total debt	5,000	161,514
Current ratio	4.43	1.83

We completed our initial public offering at the beginning of the third quarter of 2006.  This transaction resulted in the issuance of 6,410,256 new shares, and raised approximately $260.9 million, net of discounts and commissions to underwriters and IPO related expenses, in new equity for the Company.  Consequently, our liquidity and capital position have improved significantly from that at June 30, 2006.  This, together with cash generated from operations during the first nine months of 2006, has significantly increased our working capital position.

On June 14, we commenced a cash tender offer (“Tender Offer”) for all $160 million aggregate principal amount of our outstanding senior secured floating rate notes due 2011 (“Notes”).  In connection with this Tender Offer, we solicited consents from the holders of the Notes (the “Consent Solicitation”) to proposed amendments to (i) substantially eliminate most of the restrictive covenants and certain events of default contained in the Note indenture, and (ii) release all of the collateral securing the Notes.  Approximately 97% of the outstanding aggregate amount of Notes was tendered.  On July 13, 2006, we paid $164.6 million (including premiums and accrued interest) from the funds received in our initial public offering to fund the repurchase of $155.0 million aggregate principal amount of Notes redeemed in the Tender Offer.  We expect to redeem the remaining outstanding Notes in December 2006 when they become callable.  The remainder of the net proceeds received from the initial public offering will be used for production expansion, a share repurchase program and other general corporate purposes.

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

On September 18, 2006, Moody’s Investors Service (“Moody’s”) upgraded our corporate family rating from B3 to B2.  The rating on our senior secured floating rate notes due 2011 was also upgraded to B2.  A speculative grade liquidity rating of SGL-1 (excellent liquidity) was affirmed for the Company.  Moody’s outlook on the Company remained stable.

On October 26, 2006, Aventine’s Board of Directors approved a share buyback program of up to $50 million.  Under the repurchase program, the Company may buy-back shares from time to time on the open market.  The program has no minimum share repurchase amounts, and there is no fixed time period under which any share repurchases must take place.  This share repurchase program is not expected to impact the Company’s previously announced expansion plans.

With our current cash balances, amounts available under our secured revolving credit facility and anticipated cash flow from operations, we believe that we will be able to satisfy existing anticipated working capital needs, debt service obligations, capital expenditure and other anticipated cash requirements for the balance of the year.

The amount of capital expenditures necessary to build our proposed 220.0 million gallon plant in Mt Vernon, Indiana, our proposed 220.0 million gallon plant adjacent to our Nebraska facility and our proposed 110.0 million gallon dry mill expansion in Pekin, Illinois is currently estimated to be at least $825.0 million, although we have not entered into design and build agreements for these proposed facilities and thus the ultimate cost of such projects cannot be definitively ascertained at this time.  We expect to incur substantial indebtedness to fund a substantial portion of these capital expenditures, although there can be no assurances as to our ability to raise these funds.  We may undertake other or additional expansion projects or acquisitions that would involve substantial capital expenditures.

Sources of Liquidity

Our principal sources of liquidity are cash, short-term investments, cash provided by operations, and cash available under our secured revolving credit facility.

Cash and short-term investments.  For the first nine months of 2006, cash and short-term investments increased by $127.5 million.  Cash and short-term investments as of September 30, 2006 and December 31, 2005 were $131.3 million and $3.8 million, respectively.   The increase in cash is principally the result of cash received in our initial public offering and from the removal of all restrictions surrounding cash previously classified as restricted, and by cash generated from operations.

Restricted cash.  Restricted cash at December 31, 2005 was $60.4 million.   Restricted cash had previously been set aside to be used solely for the expansion of our Pekin, IL facility.  The restrictions in place relative to these funds in accordance with the bond indenture for our Notes ceased to be applicable after completion of the Tender Offer on July 13, 2006.  As a result, all cash previously classified as restricted is now classified as unrestricted.

Cash provided by operations.  Net cash provided by operating activities in the first nine months of 2006 was $21.7 million, as compared to cash provided by operating activities of $32.6 million for the first nine months of 2005.  The decrease in cash provided by operations in 2006 versus 2005 is the result of inventory builds and increases in working capital as a result of business growth and from the increase in ethanol prices.  The cash received from our initial public offering, along with the increase in the price and demand for ethanol, has significantly helped our working capital position.

Cash available under our liquidity facility.  During the third quarter of 2006, we amended and reduced our revolving credit facility to $30 million from $60 million.  The previous facility contained restrictive covenants along with a higher fee structure.  The amended facility also removed restrictive covenants relative to our growth plans, along with certain reporting requirements.

We had no borrowings outstanding under our amended secured revolving credit facility at September 30, 2006 and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under our amended secured revolving credit facility as of that date.  As of December 31, 2005, we had $1.5 million outstanding under our secured revolving credit facility and $6.4 million of standby letters of credit outstanding, leaving approximately $52.1 million in additional borrowing availability under the secured revolving credit facility as of that date.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, the funding of pension obligations, and payments related to our outstanding debt and liquidity facility.

Capital expenditures.  In the first nine months of 2006, capital expenditures (excluding the Pekin, IL facility expansion) totaled $8.8 million versus $9.0 million in the first nine months of 2005.  Capital expenditures include asset replacement, environmental and safety compliance and cost reduction and productivity improvement items.  Our capital spending plan for all of 2006, excluding the Pekin expansion, is forecasted to be between $15 and $20 million.

Capital expenditures for the expansion of our Pekin, IL facility in the first nine months of 2006 totaled $43.3 million.  Capital expenditures for the Pekin IL expansion are forecasted to be between $68 and $70 million.

Funding of pension obligations.  For the nine month period ended September 30, 2006, we made contributions to our U.S. qualified defined benefit pension plan totaling $1.5 million.  For the nine month period ended September 30, 2005, we made contributions to our U.S. qualified defined benefit pension plan of $0.3 million.  We anticipate making payments to our pension fund totaling $0.5 million during the last quarter of 2006.

Payments related to our outstanding debt and liquidity facility.  In the first nine months of 2006, we made interest payments on our debt and our liquidity facility totaling $10.2 million, versus payments of $11.1 million in the first nine months of 2005.  In addition, we also paid $164.6 million (including premiums and accrued interest) from the funds received in our initial public offering to fund the repurchase of $155.0 million aggregate principal amount of our Notes.  The decrease in interest payments from 2005 to 2006 results primarily from the reduction in the amount of outstanding senior secured floating rate notes, offset somewhat by increases in variable interest rates.  We expect to redeem the remaining outstanding Notes in December 2006 when they become callable.

Environmental Matters

We are subject to various stringent federal, state and local environmental laws and regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws, regulations and permits require us to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require us to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  We cannot assure you that we have been, are or will be at all times, in complete compliance with these laws, regulations or permits or that we have had or currently have all permits required for our operations.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third party claims could be significant, based upon currently available information, we are not aware of any material contamination or third party claims.  Therefore, we have not accrued any amounts for environmental matters as of September 30, 2006.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in spills or releases of hazardous substances, and may result in claims from governmental authorities or third parties relating to alleged personal injury, property damage, or damages to natural resources.  We maintain insurance coverage against some, but not all, potential losses caused by our operations. Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation.  We do not carry special environmental insurance, although some environmental claims or damages may be covered by our other policies.  We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state laws which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities.  Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility.  A failure to obtain or maintain appropriate permits could delay any expansion or development of new facilities or delay or interfere with our operations.  In addition, the permits ultimately issued may impose conditions which are more costly to implement than we had anticipated.  These costs and potential delays could have a material adverse affect on our financial condition and results of operation.  Because other ethanol manufacturers in the U.S., which represent our current primary competition, are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position.

In the normal course we are updating our National Pollutant Discharge Elimination System permit at the Pekin facility to include the cooling water effluent from the expansion for discharge into the Illinois River.  This is well water that does not come in contact with the process.  Illinois EPA has issued a proposed updated permit which is now out for public comment.  To insure an orderly start up, the facility has made alternative arrangements with the City of Pekin to handle the effluent, for a fee, should the permit not be issued prior to the scheduled start-up.

From time to time, we have not been in full compliance with the wastewater and air discharge permits issued to our Illinois and Nebraska facilities, and we have been subject to legal actions brought by regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of our environmental permits.  Federal and state environmental authorities have been investigating alleged excess volatile organic compounds (“VOC’s”) and other air emissions from many United States ethanol plants, including our Illinois and Nebraska facilities.  In April 2005, we entered into a consent decree with state authorities settling their investigation of our Nebraska facility, which required us, among other things, to secure a new air emissions permit, install additional air pollution control equipment and pay a $0.4 million fine.  The fine was paid in May 2005 and the permit issued in October 2005.  The installation of the new equipment was completed in October 2006.  The matter relating to our Illinois facility is still pending, and we could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility.  We cannot, at this time, accurately estimate the costs we will reasonably be expected to incur to implement any emissions control measures at our Illinois facility.  If controls are ultimately required, however, we would anticipate that costs would be higher than those we incurred at our Nebraska facility due to the Illinois facility’s larger size.  In addition to these possible costs, if the authorities determine our emissions were in violation of applicable law, we would likely be required to pay fines that could be material.

The EPA has drafted a final National Emissions Standard for Hazardous Air Pollutants (NESHAP) under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters.  This NESHAP, which became effective on November 12, 2004, is expected to require us to implement maximum achievable control technology to reduce hazardous air pollutant emissions from certain of our boilers and process heaters by September 13, 2007.  We expect to incur capital and operating costs at our Illinois facility to comply with this regulation with respect to our existing boilers and process heaters.  Based on engineering conducted to date and currently available information, we currently estimate we will incur capital costs of between $7.0 million and $9.0 million to comply with the Illinois NESHAP.

We currently generate revenue from the sale of carbon dioxide, which is a co-product of the ethanol manufacturing process at both our Illinois and Nebraska facilities.  New laws or regulations relating to the production, disposal or emissions of carbon dioxide may require us to incur significant additional costs and may also adversely affect our ability to continue generating revenue from carbon dioxide sales.

Recently, Underwriters’ Laboratories (UL) withdrew approval of E-85 dispensers at gasoline stations until consistent and appropriate safety requirements for E-85 dispensers and components can be established.  Although no instances of E-85 dispenser corrosion have been reported, UL indicated that a prudent course is to conduct corrosion testing before reinstating approval.  Aventine does not market branded E-85 and total E-85 sales are less than one half of one percent of Aventine’s total ethanol sales. In the event that E-85 sales are restricted due to UL’s review, the ethanol used to produce E-85 can easily be diverted back to the supply of regular denatured fuel ethanol at minimal cost.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn costs for the three months ended September 30, 2006 and 2005 was $2.31 and $2.19 per bushel, respectively.  Our weighted average gross corn costs for the nine months ended September 30, 2006 and 2005 was $2.23 and $2.11 per bushel, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005

Gain/(loss) included in earnings	$1.9	$1.4	$3.5	$1.3

(In millions)	September 30, 2006	September 30, 2005

Aggregate notional value of derivatives outstanding	$3.8	$4.8
Period through which derivative positions currently exist	December 2009	March 2006
Gain on fair value of derivatives	$0.5	$0.2
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.2)	$(0.5)

We have also entered into commodity forward contracts in connection with the purchase of corn to reduce our risk of future price increases.  We account for these transactions under SFAS 133.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005

Gain/(loss) included in earnings	$0.5	$—	$0.5	$—

(In millions)	September 30, 2006	September 30, 2005

Aggregate notional value of derivatives outstanding	$5.3	$—
Period through which derivative positions currently exist	March 2007	—
Gain on fair value of derivatives	$0.5	$—
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$—

Interest Rate Risk

In December 2004, we entered into an interest rate cap transaction on $120.0 million of our senior secured floating rate notes.  We terminated this interest rate cap on July 10, 2006 in conjunction with the tender of all but $5.0 million aggregate principal amount of our outstanding Notes.

The senior secured floating rate notes bear interest at the three month LIBOR rate plus a margin of 6%.  Prior to the termination of the interest rate cap, the rate of interest we were obligated to pay on $120.0 million of our senior secured floating rate notes was limited to 10% (maximum LIBOR rate of 4% plus a margin of 6%).  The interest rate cap was not designated as hedge and, therefore, was marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of this derivative asset was recognized in other current assets in the Condensed Consolidated Balance Sheet.  Information on this type of derivative transaction is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005

Gain/(loss) included in earnings	$—	$0.4	$—	$0.3

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

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 5, 2006, we completed an initial public offering of our common stock, $.001 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-132860), that was declared effective on June 28, 2006.  We registered 9,058,450 shares of our common stock at a maximum offering price of $389,513,350, all of which were sold in the offering at a per share price of $43.00 for an aggregate offering price of $389,513,350.  The Company sold 6,410,256 shares for an aggregate offering price of $275,641,008 and existing shareholders and management also sold 2,648,194 shares for an aggregate offering price of $113,872,342.

Discounts and commissions to underwriters totaled $19,475,668 (or $2.15 per share sold).  Other net expenses incurred for the account of the Company in connection with the offering were $917,966 resulting in total expenses for the Company of $20,393,634 and net proceeds to the Company of $255,247,375.  None of the underwriting discounts and commissions or offering expenses was incurred or paid to associates of our directors or to persons holding 10% or more of our common stock or to our affiliates.

The managing underwriters in the offering were Banc of America Securities LLC, Friedman Billings Ramsey, and Goldman, Sachs & Co.

We used $164.6 million of the net proceeds to fund the repurchase of $155.0 million aggregate principal amount of our senior secured floating rate notes on July 13, 2006 in the tender offer described elsewhere in this Quarterly Report.  The remainder of the net proceeds which totaled $90.6 million will be used to fund capital expenditures, to repurchase shares of our common stock and for general corporate purposes.

On September 18, 2006, the Company granted Consolidated Grain and Barge Co. (“CGB”) an option to purchase up to 412,780 shares of its common stock at an exercise price of $24.226 per share (the “CGB Option”) in connection with a definitive agreement entered into with CGB on the same date. The option expired unexercised on September 20, 2006.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

In connection with the Tender Offer for the Company’s Notes that is described elsewhere in this Quarterly Report, on July 13, 2006 holders of $155.0 million aggregate principal amount of Notes consented to (i) an amendment to the indenture dated as of December 17, 2004, between the Company and Wells Fargo Bank, N.A., as trustee, that among other things substantially eliminated most of the restrictive covenants and certain events of default contained in the note indenture, and  (ii) the release of all of the collateral securing the Notes.

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits

(a)          Exhibits

10.1

First Supplemental Indenture, dated as of July 14, 2006 to Indenture dated December 17, 2004 among Aventine, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2006).

10.2

Amended and Restated Credit Agreement, dated as of September 15, 2006, among Aventine Renewable Energy, Inc., an indirect subsidiary of Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, LLC, a direct subsidiary of Aventine Renewable Energy Holdings, Inc., the lenders named therein and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.3

Amended and Restated Guaranty and Security Agreement, dated as of September 15, 2006, among Aventine Renewable Energy, Inc., an indirect subsidiary of Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, LLC, a direct subsidiary of Aventine Renewable Energy Holdings, Inc., the lenders named therein and JPMorgan, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: November 13, 2006	By:	/s/ William J. Brennan
Name: William J. Brennan
Title: Principal Accounting Officer