Form 10-Q
period 2007-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2007-05-09
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 9, 2007
Common Stock, $0.001 Par Value	41,910,744 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands except per share amounts)	2007	2006
Net sales	$436,662	$313,520
Cost of goods sold	408,247	282,925
Gross profit	28,415	30,595
Selling, general and administrative expenses	9,598	6,266
Other (income)	(164)	(265)
Operating income	18,981	24,594
Other income (expense):
Interest income	1,368	655
Interest expense	(336)	(4,365)
Other non-operating income (expense)	3,869	555
Minority interest	(518)	(1,266)
Income before income taxes	23,364	20,173
Income tax expense	8,424	7,986
Net income	$14,940	$12,187

Per share data:
Income per common share — basic:	$0.36	$0.35
Basic weighted average number of common shares	41,811	34,684

Income per common share — diluted:	$0.35	$0.34
Diluted weighted average number of common and common equivalent shares	42,458	36,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands except share amounts)	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$281,120	$29,791
Short-term investments	144,750	98,925
Accounts receivable	58,175	79,729
Inventories	93,659	67,051
Income tax receivable	1,044	6,446
Prepaid expenses and other	7,611	4,549
Total current assets	586,359	286,491
Property, plant and equipment, net	125,112	115,645
Net deferred tax assets	2,415	—
Other assets	14,070	6,000
Total assets	$727,956	$408,136
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,423	$77,442
Accrued liabilities	2,900	3,679
Other current liabilities	4,198	2,123
Total current liabilities	83,521	83,244
Senior unsecured 10% notes due April 2017	300,000	—
Minority interest	10,307	10,221
Net deferred taxes liabilities	—	6,104
Other long-term liabilities	13,065	4,404
Total liabilities	406,893	103,973
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 41,900,744 and 41,782,276 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively, net of 21,229,025 shares held in treasury as of March 31, 2007 and December 31, 2006	42	42
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	276,019	274,307
Retained earnings	46,076	30,888
Accumulated other comprehensive loss	(1,074)	(1,074)
Total stockholders’ equity	321,063	304,163
Total liabilities and stockholders’ equity	$727,956	$408,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Operating Activities
Net income	$14,940	$12,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,950	1,380
Minority interest	518	1,266
Stock-based compensation expense	1,594	1,308
Deferred income tax	645	(155)
Other	248	(195)
Changes in operating assets and liabilities:
Accounts receivable, net	26,957	5,035
Inventories	(26,608)	(16,407)
Accounts payable and other liabilities	(419)	(1,062)
Other changes in operating assets and liabilities	(2,870)	4,715
Net cash provided by operating activities	17,955	8,072

Investing Activities
Additions to property, plant and equipment, net	(12,418)	(13,016)
Investment in short-term securities	(45,825)	—
Increase in restricted cash for investing activities	—	(597)
Use of restricted cash for plant expansion	—	13,674
Net cash provided by (used for) investing activities	(58,243)	61

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—
Payment of debt issuance costs	(8,070)	—
Proceeds from stock option exercises	173	—
Tax benefit of stock option exercises	(54)	—
Net repayments on revolving credit facilities	—	(1,514)
Distributions to minority shareholders	(432)	(216)
Net cash provided by (used for) financing activities	291,617	(1,730)
Net increase in cash and cash equivalents	251,329	6,403
Cash and cash equivalents at beginning of period	29,791	3,750
Cash and cash equivalents at end of period	$281,120	$10,153

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2007 and 2006.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of March 31, 2007, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2006, which are detailed in the Company’s Annual Report on Form 10-K, have not changed from December 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  See Note 12 for additional information regarding the adoption of FIN 48 by the Company.

(2)           Recent Accounting Pronouncements

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

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007.  We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.

(3)                                 Short-Term Securities

We from time to time invest a portion of our cash in tax-free municipal auction rate certificates which generally have contractual maturities of greater than 20 years.  We consider these certificates as held for sale.  These certificates are widely traded in the public markets and may be sold as needed.  The interest rates on these certificates reprice every 35 days to the then current market rate.  Generally, the carrying value of these securities approximates the market value, and there is no gain or loss expected from changes in market value.

(4)           Inventories

Inventories are as follows:

(In thousands)	March 31, 2007	December 31, 2006
Finished products	$85,668	$61,775
Work-in-process	2,327	1,106
Raw materials	2,972	2,070
Supplies	2,692	2,100
Totals	$93,659	$67,051

(5)           Prepaid Expenses and Other

Prepaid expenses and other are as follows:

(In thousands)	March 31, 2007	December 31, 2006
Fair value of derivative instruments	$4,483	$1,503
Prepaid insurance	1,339	1,280
Deferred income taxes current	1,032	1,064
Other prepaid expenses	757	702
Totals	$7,611	$4,549

(6)           Other Assets

Other assets are as follows:

(In thousands)	March 31, 2007	December 31, 2006
Deferred debt issuance costs	$8,070	$—
Investment in marketing alliances	6,000	6,000
Totals	$14,070	$6,000

Deferred debt issuance costs are subject to amortization.  Deferred debt issuance costs of $7.2 million related to our 10% senior unsecured notes will be amortized utilizing a method which approximates the effective interest method over the remaining life of 10 years, resulting in amortization expense of $0.5 million for 2007, and $0.7 million yearly thereafter.  Deferred debt issuance costs of $0.9 million related to our secured revolving credit facility will be amortized utilizing a method which approximates the effective interest method over the five year remaining life, resulting in amortization expense of $0.1 million in 2007, and $0.2 million in each of the next four succeeding years beginning in 2008.

(7)           Debt

The following table summarizes long-term debt:

(In thousands)	March 31, 2007	December 31, 2006
Senior unsecured 10% notes due April 2017	$300,000	$—
Secured revolving credit facility	—	—
	300,000	—
Less short-term borrowings	—	—
Total	$300,000	$—

Liquidity Facility

On March 23, 2007, we replaced our previous $30 million liquidity facility with a new $200 million liquidity facility.  Our new liquidity facility consists of a secured revolving credit facility with JPMorgan Chase Bank, N.A. of up to $200 million, subject to collateral availability, which, under certain circumstances, can be increased up to $300 million.  We had no borrowings outstanding under our secured revolving credit facility at March 31, 2007, and $1.2 million of standby letters of credit outstanding, leaving approximately $88.7 million in additional borrowing availability under our secured revolving credit facility as of that date.  As of December 31, 2006, we had no borrowings outstanding under our previous secured revolving credit facility and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under the previous secured revolving credit facility as of that date.

A fixed asset component in an amount of $50 million may be added to the borrowing base on or prior to December 31, 2007 upon the satisfaction of certain requirements.  We are in the process of satisfying the requirements necessary in order to take advantage of this fixed asset component.

Senior Notes

In March 2007, we issued $300 million aggregate principal amount of senior unsecured 10% fixed-rate notes due 2017 (“Notes”).  Our Notes were issued pursuant to an indenture, dated as of March 27, 2007, between us and Wells Fargo Bank, N.A., as trustee.  The Notes are general unsecured obligations of the Company and certain of its guarantor subsidiaries, initially limited to $300 million aggregate principal amount.  We may, subject to the covenants and applicable law, issue additional notes under the indenture.  Any additional Notes would be treated as a single class with the previously issued Notes for all purposes under the indenture.

Our Notes have interest payments due semi-annually on April 1 and October 1 of each year, and are redeemable after the dates and at prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2012	105.000%
April 1, 2013	103.330%
April 1, 2014	101.667%
April 1, 2015 and thereafter	100.000%

In addition, at any time prior to April 1, 2010, we may redeem up to 35% of the principal amount of the Notes from time to time originally issued with the net cash proceeds of one or more sales of qualifying capital stock of the Company at a redemption price of 100% of the principal amount, together with accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after such redemption and notice of any such redemption is mailed within 60 days of each such sale of capital stock.

We have agreed to register the Notes through a shelf registration statement in accordance with a registration rights agreement, and upon the shelf registration statement being declared effective, to exchange the Notes for an issue of unsubordinated notes, with terms identical to the Notes.  If by October 23, 2007 we have not consummated a registered exchange offer for the Notes or caused a shelf registration statement with respect to resale of the Notes to be declared effective, the annual interest rate on the Notes will increase by 0.25% and by 0.25% for each subsequent 90 day period, up to a maximum 1.00% over the stated fixed rate of the Notes.

(8)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	March 31, 2007	December 31, 2006
Reserve for uncertain tax positions (See Note 12)	$8,503	$—
Accrued interest on Uncertain tax positions (See Note 12)	627	—
Accrued pension and postretirement	2,063	2,427
Unearned commissions	1,872	1,977
Totals	$13,065	$4,404

(9)           Stock-Based Compensation Plans

The Company values its share-based payment awards using the Black-Scholes option-pricing model (“Black-Scholes model”).  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have no long-term history of stock price volatility as a public company, we calculate volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated using a 3% forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Pre-tax stock-based compensation expense for the three month periods ended March 31, 2007 and 2006 was approximately $1.6 million and $1.3 million, respectively, all of which was charged to selling, general and administrative expense.  This expense reduced earnings per share by $0.02 per basic and diluted share for each of the quarters ended March 31, 2007 and 2006.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.6 million and $0.5 million for the three month periods ended March 31, 2007 and 2006, respectively.  The Company recorded pre-tax stock-based compensation expense for the three month periods ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,
(in millions)	2007	2006
Stock-based compensation expense:
Non-qualified stock options	$1.5	$1.3
Restricted stock	$0.1	$—
Restricted stock units	$—	$—

As of March 31, 2007 and 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

	2007		2006
(in millions)	Non-recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non-recognized Compensation	Weighted Average Remaining Recognition Period (years)
Non-qualified options	$21.0	5.9	$15.9	5.0
Restricted stock	1.2	4.7	—	—
Restricted stock units	0.2	1.7	—	—
Total	$22.4	5.8	$15.9	5.0

The Company granted stock options during the quarter ended March 31, 2007.  The Company did not grant any stock options in the quarter ended March 31, 2006.  The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month period ended March 31, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the three month period ending March 31, 2007 are as follows:

Expected stock price volatility	58.0%
Expected life (in years)	6.5
Risk-free interest rate	4.6%
Expected dividend yield	0.0%
Weighted average fair value	$9.27

 The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2007:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2007	3,265	$6.57	8.1	$—
Granted	200	15.26	9.9	—
Exercised	53	3.27	—	—
Cancelled or expired	—	—	—	—
Options outstanding — March 31, 2007	3,412	$7.13	7.9	$37,839
Options exercisable — March 31, 2007	690	$1.41	7.0	$11,599

The range of exercise prices of the exercisable options and outstanding options at March 31, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (years)
$0.23	429	1,080	6.3
$2.36 - $2.92	157	744	8.2
$4.35	104	718	8.5
$15.26	—	200	9.9
$22.15 - $22.50	—	630	9.0
$43.00	—	40	9.3
Totals	690	3,412	7.9

Restricted stock award activity for the three months ended March 31, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award
Unvested Restricted stock awards — January 1, 2007	8.1	$27.92
Granted	65.5	15.26
Vested	—	—
Cancelled or expired	—	—
Restricted stock awards — March 31, 2007	73.6	$16.65

Restricted stock unit award activity for the three months ended March 31, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award
Unvested Restricted stock unit awards — January 1, 2007	—	$—
Granted	10.6	16.90
Vested	—	—
Cancelled or expired	—	—
Restricted stock unit awards — March 31, 2007	10.6	$16.90

 (10)        Interest Expense

The following table summarizes interest expense:

	Three Months Ended March 31,
(in thousands)	2007	2006
Interest expense	$336	$4,245
Amortization of deferred debt issuance costs	—	334
Capitalized interest	—	(214)
Interest expense, net	$336	$4,365

(11)         Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended March 31, 2007 and 2006 of $0.4 million and $0.3 million, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three Months Ended March 31,
(In thousands)	2007	2006
Service cost	$88	$71
Interest cost	124	108
Expected return on plan assets	(180)	(128)
Amortization of prior service costs	11	—
Amortization of net actuarial loss	6	12
Net periodic pension cost	$49	$63

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three Months Ended March 31,
(In thousands)	2007	2006
Service cost	$38	$54
Interest cost	34	44
Amortization of prior service cost	—	15
Net periodic postretirement cost	$72	$113

(12)         Income Taxes

In July 2006, the FASB issued FIN 48.  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, we recognized a $0.7 million decrease in our reserves for uncertain tax positions and a $0.5 million increase in accrued interest on uncertain tax positions, resulting in a net $0.2 million increase in retained earnings.  We also reclassified $8.1 million between deferred income taxes and other long-term liabilities to conform to the balance sheet presentation requirements of FIN 48.

As of January 1, 2007, we had $8.5 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  For the three months ended March 31, 2007, our liability for unrecognized tax benefits increased by $0.4 million, to $8.9 million.

We include interest expense or income, as well as potential penalties on unrecognized tax benefits, as a component of income tax expense in the condensed consolidated statement of operations.  The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $0.5 million, net of the deferred tax benefit, and is included in other long-term liabilities.  For the three months ended March 31, 2007, we increased our accrual for interest related to uncertain tax positions by $0.1 million, net of the deferred tax benefit, to $0.6 million, net of deferred tax benefit, within income tax expense.

Our federal income tax returns for 2003 to 2006 are open tax years.  We file in numerous state jurisdictions with varying statutes of limitation open from 2002 through 2006 depending on each jurisdiction’s statute of limitation.  In 2006, the IRS commenced an examination of our U.S. income tax return.  The Company does not expect this examination to be concluded and settled within the next 12 months, and as such the final outcome is not yet determinable.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, our unrecognized tax benefits for tax positions taken on previously filed tax returns may materially change from the unrecognized tax benefits recorded as other long-term liabilities in our financial statements at January 1, 2007.  In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets in future periods.  As a result, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

(13)         Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units (“RSU’s”).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Net income	$14,940	$12,187

Weighted average shares and share equivalents outstanding:
Basic shares	41,811	34,684
Dilutive non-qualified stock options and RSU’s	647	1,335
Diluted weighted average shares and share equivalents	42,458	36,019

Income per common share - basic:	$0.36	$0.35
Income per common share - diluted:	$0.35	$0.34

We had additional potential dilutive securities outstanding representing 430,000 common shares for the three month period ended March 31, 2007 that were not included in the computation of potentially dilutive securities because the options’ exercise prices were greater than the average market price of the common shares.

(14)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

 (15)        Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(16)         Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Aventine Renewable Energy Holdings, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10% senior unsecured Notes (“Subsidiary Guarantors”), which include Aventine Renewable Energy, LLC; Aventine Renewable Energy, Inc.; Aventine Power, LLC; Aventine Renewable Energy — Aurora West, LLC; and Aventine Renewable Energy — Mt. Vernon, LLC; and (c) the Non-Guarantor Subsidiary, Nebraska Energy, LLC.  Each Subsidiary Guarantor is wholly-owned by Aventine Renewable Energy Holdings, Inc.  The guarantees of each of the Subsidiary Guarantors are full, unconditional, joint and several.  Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.  Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$439,376	$21,923	$(24,637)	$436,662
Cost of goods sold	—	413,936	18,698	(24,387)	408,247
Gross profit	—	25,440	3,225	(250)	28,415
Selling, general and administrative expenses	163	8,919	766	(250)	9,598
Other expense (income)	—	(164)	—	—	(164)
Operating income (loss)	(163)	16,685	2,459	—	18,981
Other income (expense):
Interest income	—	1,342	26	—	1,368
Interest expense	(120)	(216)	—	—	(336)
Investment in subsidiaries	23,647	2,447	—	(26,094)	—
Other non-operating income (expense)	—	3,389	480	—	3,869
Minority interest	—	—	—	(518)	(518)
Income before income taxes	23,364	23,647	2,965	(26,612)	23,364
Income tax expense	8,424	9,459	—	(9,459)	8,424
Net income	$14,940	$14,188	$2,965	$(17,153)	$14,940

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$277,606	$3,514	$	$281,120
Short-term investments	—	144,750	—		144,750
Accounts receivable, net	—	57,690	485		58,175
Inventories	—	91,748	1,911		93,659
Income tax receivable	—	1,044	—		1,044
Other assets	—	6,598	1,013		7,611
Total current assets	—	579,436	6,923		586,359

Property, plant and equipment, net	—	106,277	18,835		125,112
Investment in subsidiaries	758,414	39,838	—	(798,252)	—
Net deferred tax assets	—	2,415	—		2,415
Other assets	7,131	6,939	—		14,070
Total assets	$765,545	$734,905	$25,758	$(798,252)	$727,956

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,049	$71,875	$3,499	$—	$76,423
Accrued liabilities	334	2,344	222		2,900
Other current liabilities	—	4,036	162		4,198
Intercompany balances	143,099	(142,076)	(1,023)		—
Total current liabilities	144,482	(63,821)	2,860		83,521

Long-term debt	300,000	—	—		300,000
Minority interest	—	—	10,307		10,307
Other long-term liabilities	—	13,065	—		13,065
Total liabilities	444,482	(50,756)	13,167		406,893
Stockholders’ equity	321,063	785,661	12,591	(798,252)	321,063
Total liabilities and stockholders’ equity	$765,545	$734,905	$25,758	$(798,252)	$727,956

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Operating Activities
Net cash provided by (used for) operating activities	$(496)	$15,670	$2,781	$—	$17.955
				—
Investing Activities				—
Additions to property, plant and equipment	—	(12,340)	(78)	—	(12,418)
Investment in short-term securities	—	(45,825)	—	—	(45,825)
Net cash used for investing activities	—	(58,165)	(78)	—	(58,243)

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—	—	—	300,000
Payment of debt issuance costs	(8,070)	—	—	—	(8,070)
Intercompany capital contributions	(291,607)	292,174	(567)	—	—
Proceeds from stock option exercises	173	—	—	—	173
Tax benefit of stock option exercises	—	(54)	—	—	(54)
Distribution to minority stockholders	—	1,568	(2,000)	—	(432)
Net cash provided by (used for) financing activities	496	293,688	(2,567)	—	291,617
Net decrease in cash and cash equivalents	—	251,193	136	—	251,329
Cash and cash equivalents at beginning of period	—	26,413	3,378	—	29,791
Cash and cash equivalents at end of period	$—	$277,606	$3,514	$—	$281,120

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Item “1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Aventine is a leading producer and marketer of ethanol.  Through our own production facilities, marketing alliances with other ethanol producers and our purchase/resale operations, we market and distribute ethanol to many of the leading energy companies in the U.S.  We have a comprehensive national distribution network utilizing trucks, a leased railcar and barge fleet and a terminal network at critical points on the nation’s transportation grid where our ethanol is blended with our customers’ gasoline.  Aventine is also a marketer and distributor of biodiesel.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles, wet distillers grain with solubles, carbon dioxide and brewers’ yeast.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three-month periods ended March 31, 2007 and 2006.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, carbon dioxide, dry distillers grain with solubles (“DDGS”), wet distillers grains with solubles (“WDGS”) and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.  We sell ethanol obtained from the following sources:

•                  Ethanol we manufacture at our plants;

•                  Ethanol we purchase from our marketing alliance partners; and

•                  Ethanol we purchase on the spot market.

We market and sell ethanol without regard to whether we produced it, are marketing it for our marketing alliance partners or purchased it on the spot market for resale.  In addition to ethanol, we also purchase and market biodiesel.

Executive Summary

We generated net income of $14.9 million, or $0.35 per diluted share in the first quarter of 2007, as compared to net income of $12.2 million, or $0.34 per diluted share, in the first quarter of 2006.  Net income increased approximately 22% year over year.  We were able to achieve both increased earnings and improved operating performance in a difficult and volatile commodity environment.  Revenue in the first quarter of 2007 was $436.7 million, an increase of $123.2 million, or 39.3%, over first quarter 2006 revenue of $313.5 million.  The increase is mainly the result of an increase in gallons sold, along with pricing gains caused by the significant year over year rise in the price per gallon of ethanol and from an increase in co-product sales.  The average sales price per gallon of ethanol in the first quarter of 2007 was $2.10 per gallon, up from $1.79 per gallon in the same quarter in 2006.

Gallons of ethanol sold in the first quarter of 2007 increased 17.2% to 193.2 million gallons, as compared to 164.9 million gallons in the first quarter of 2006.  Ethanol production in the quarter was a record 48.9 million gallons, up from 36.7 million gallons in the first quarter of 2006.  In January 2007, our new Pekin dry mill began full production, and we began to realize the benefits from the production capacity increase.

Gross profit totaled $28.4 million in the first quarter of 2007, a decrease of $2.2 million, or 7.2%, from the first quarter of 2006.  The decline in gross profit was principally the result of a lower commodity spread caused by higher corn prices.  Our corn costs during the first quarter of 2007 averaged $3.58 per bushel, significantly higher than our first quarter 2006 cost of $2.12 per bushel.

We issued $300 million in fixed-rate, unsecured notes, as well as established a new $200 million secured revolving credit facility.

For the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Total gallons sold in the first quarter of 2007 were 193.2 million gallons, versus 164.9 million gallons sold in the first quarter of 2006, an increase of 28.3 million gallons or 17.2%.  Gallons sourced were as follows:

	For the Three Months Ended March 31,		Increase/	% Increase/
(In thousands, except for percentages)	2007	2006	(Decrease)	(Decrease)
Equity production	48,907	36,676	12,231	33.3%
Marketing alliance purchases	134,709	120,612	14,097	11.7%
Purchase/resale	21,528	14,424	7,104	49.3%
Decrease/(increase) in inventory	(11,956)	(6,859)	(5,097)	N.M.*
Total	193,188	164,853	28,335	17.2%

*                    N.M. — not meaningful

Net sales in the first quarter of 2007 increased 39.3% from the first quarter of 2006.  Net sales were $436.7 million in the first quarter of 2007 versus $313.5 million in the first quarter of 2006.  Overall, the increase in net sales was the result of a combination of an increase in the number of gallons sold and an increase in the average sales price of ethanol.  The average gross selling price of ethanol in the first quarter of 2007 was $2.10 per gallon, up from the $1.79 received in the first quarter of 2006.  Demand for ethanol continued to outpace supply, resulting in continued higher ethanol prices.

Co-product revenue for the first quarter of 2007 totaled $23.1 million, an increase of $8.3 million or 56.1%, from the first quarter of 2006 total of $14.8 million.  Co-product revenue increased during the first quarter of 2007 principally from higher average selling prices and also, to a lesser extent, from an increase in co-product tonnage sold as a result of the DDGS produced from the new dry mill production.  In the first quarter of 2007, we sold 267.1 thousand tons, versus 248.3 thousand tons in the first quarter of 2006.  Co-product returns, as a percentage of the price of corn, were 35.7% during the first quarter of 2007, versus 50.7% in the first quarter of 2006.  Co-product returns, as a percentage of the price of corn, decreased in the first quarter of 2007 as compared to 2006 as the result of increases in the price of corn continuing to outpace the increase in co-product pricing, and from the mix of co-products produced.  Due to the addition of the new dry mill in Pekin, the increase in DDGS production increased the percentage of the lower value DDGS to the overall mix of available co-products.

Cost of goods sold for the quarter ended March 31, 2007 was $408.2 million, compared to $282.9 million for the quarter ended March 31, 2006, an increase of $125.3 million or 44.3%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and from unaffiliated producers and marketers, freight and logistics costs and the cost of motor fuel taxes which have been billed to customers.  The increase in cost of goods sold is principally the result of higher costs for purchased ethanol and increased corn costs.

Purchased ethanol in the first quarter of 2007 totaled $300.9 million, versus $223.6 million in the first quarter of 2006.  The increase in purchased ethanol results from an increase in both the number of gallons of ethanol purchased, along with increases in the cost per gallon of ethanol.  In the first quarter of 2007, we purchased 156.2 million gallons of ethanol at an average cost of $1.93 per gallon as compared to 135.0 million gallons of ethanol at an average cost of $1.66 in the first quarter of 2006.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation and amortization.  Corn costs in the first quarter of 2007 totaled $64.7 million or $3.58 per bushel, versus $29.2 million, or $2.12 per bushel in the first quarter of 2006.  The increase in corn costs is principally the result of a perceived increased demand by the marketplace as a result of expected new ethanol production facilities being built.  Conversion costs for the first quarter of 2007 increased to $27.0 million from $20.3 million for the first quarter of 2006.  The total dollars spent on conversion costs increased year over year as a result of the new Pekin dry mill production.  However, the conversion cost per gallon remained constant year over year at $0.55 per gallon.

Depreciation in the first quarter of 2007 totaled $2.9 million, versus $1.0 million in the first quarter of 2006.  The increase in depreciation expense is the result of the new Pekin dry mill beginning production.  Motor fuel taxes were $6.2 million in the first quarter of 2007 versus $1.6 million in the first quarter of 2006.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the first quarter of 2007 increased to $30.2 million, or approximately $0.16 per gallon, from $20.8 million, or $0.13 per gallon in the first quarter of 2006.  The increase in freight/logistics cost is the result of higher transportation expenses, fuel surcharges and from the expansion of our distribution system footprint.

Selling, general and administrative expenses (“SG&A”) expenses were $9.6 million in the first quarter of 2007, compared to $6.3 million in the first quarter of 2006.  SG&A expenses increased as a result of increased costs related to being a public company, and from costs associated with the expansion and growth of our business.  Year over year increases in SG&A costs are primarily due to increased costs related to legal and other professional fees associated with our being a public company, including increased legal fees related to our capacity expansion efforts, the costs of complying with Section 404 of Sarbanes-Oxley Act of 2002, higher insurance costs related to directors and officers insurance, and increased personnel costs, including increased non-cash stock-based compensation expense and fringe benefits.

Interest income in the first quarter of 2007 was $1.4 million, versus $0.7 million in the first quarter of 2006.  The increase in interest income is due to a combination of a higher average level of funds available to invest as a result of cash received from our initial public offering and our recent Note offering, along with better operating results.  This was offset by increased short-term investment rates due to increases in interest rates in general.

Interest expense in the first quarter of 2007 was $0.3 million, as compared to $4.4 million in the first quarter of 2006.  Interest expense was lower in the first quarter of 2007 due to the July 2006 repurchase of $160 million aggregate principal amount of our notes, versus the first quarter of 2006 when all $160 million of the notes were still outstanding.  The interest expense in the first quarter of 2007 relates to the $300 million of 10% fixed-rate unsecured notes issued in late March 2007.

The minority interest for the quarter ended March 31, 2007 was a $0.5 million charge to income compared to $1.3 million charge to income for the quarter ended March 31, 2006.  This decrease reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs.

Other non-operating income for the first quarter of 2007 includes $3.9 million of realized and unrealized gains on corn derivative contracts, including the effect of marking to market derivative contracts, versus gains in the first quarter of 2006 of $0.6 million.  Other non-operating income is impacted by the CBOT prices for derivative contracts.

The income tax rate for the first quarter of 2007 was 36.1% versus a rate of 39.6% in the first quarter of 2006.  The lower rate in the first quarter of 2007 resulted from lower state rates now being accrued as compared to the first quarter of 2006.  The income tax rate for the first quarter of 2007 also includes a component for interest expense related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

As of March 31, 2007, we had contracts for delivery of ethanol totaling 199.1 million gallons for delivery throughout the remainder of 2007, which represents approximately 36% of our expected ethanol shipments for the remainder of the year.  These commitments were for 40.6 million gallons at an average fixed price of $1.96, 31.6 million gallons at an average positive spread to wholesale gasoline of $0.43 (based upon the NYMEX, Chicago and NY harbor indices), and 126.9 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).  Although these contracts are for delivery throughout 2007, they are heavily weighted towards the second and third quarters of 2007.

Corn Pricing

Based on our current hedges and current market conditions, we estimate our corn costs for the second quarter of 2007 will be in the $3.95 to $4.00 per bushel range, and our third quarter 2007 corn costs will be in the $3.90 to $3.95 per bushel range, excluding any effects of mark to market adjustments on our hedge positions.

Marketing Alliance

During the first quarter of 2007, we signed seven new alliance partner agreements with planned projects totaling 656 million gallons of production capacity when completed.  The new alliance partner agreements include the two new plants associated with an affiliate of Sir Richard Branson’s Virgin Group and Bioverda International Holdings Limited (Indiana Bio-Energy and Ethanol Grain Processors), two new proposed Panda Energy plants (Yuma, Colorado and Haskell County, Kansas), two new proposed E Energy plants (Auburn, Nebraska and Broken Bow, Nebraska), and a new proposed ethanol plant in Dadeville, Alabama.

As of April 1, 2007, VeraSun Energy Corporation is no longer part of our marketing alliance.  In the second quarter of 2007, we expect two new marketing alliance partner plants to begin producing ethanol, adding approximately 74 million gallons of ethanol annually to our existing marketing alliance volume.  As of April 1, 2007, our marketing alliance partners have nameplate capacity to produce 287 million gallons of ethanol annually.  We have also signed contracts to market an additional 1.4 billion gallons of ethanol from existing and new marketing alliance partners who have projects currently under construction, and for projects which have been proposed.  325 million gallons of this amount is currently under construction.  We believe these plants currently under construction will be completed and we expect to market these additional gallons.  These plants are expected to come online between April 2007 and December 2008.  In addition, we have also signed marketing agreements for another 1.1 billion gallons of annual capacity for proposed projects.  Construction of these proposed projects has not commenced, and there can be no assurances that these projects will be commenced or completed on a timely basis, or at all.

Supply and Demand

It is expectsed that annual ethanol production capacity in the U.S. will total in excess of 7.5 billion gallons annually by the end of 2007, which is the amount required by the existing renewable fuel standard for 2012.  Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil.  This additional capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional governmental mandates at either the federal or state level, the excess supply may cause ethanol prices to decrease, perhaps substantially.

Expansion

We have announced plans to expand capacity by up to an aggregate of 565 million gallons.  We are currently negotiating engineering, procurement and construction (“EPC”) contracts for 113 million gallon facilities at each of Mount Vernon, Indiana and Aurora, Nebraska.  We expect the cost to build the first 113 million gallon phases of these projects to be $2.00 to $2.10 per gallon.  We also plan to spend another $15 million at each site as part of the first 113 million gallon phases in preparation for the second 113 million expansion phases.  We have not yet received permits to begin construction at any of the proposed sites, although permit applications have been filed.  The timing of such expansions and the final terms of the EPC contracts may have a material affect on our results of operations.  In addition, we may have to pay penalties or damages under certain contracts related to such capacity expansions.  For a discussion of these potential penalties and damages see “Liquidity and Capital Resources — Overview and Outlook” below.

Bio-Diesel

In March 2007, we announced that we had entered the biodiesel marketing business.  We have launched a marketing program for biodiesel similar to our ethanol marketing program.  We shipped biodiesel to customers in the first quarter of 2007.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	March 31, 2007 (Unaudited)	December 31, 2006
Cash and cash equivalents	$281,120	$29,791
Short-term investments	144,750	98,925
Working capital	502,838	203,247
Total debt	300,000	—
Current ratio	7.02	3.44

In March 2007, we completed a private placement of $300 million of senior unsecured notes due 2017.  These 10-year notes have a fixed interest rate of 10%.

On March 23, 2007, the Company, through certain of its indirect subsidiaries (Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt Vernon, LLC and Aventine Renewable Energy — Aurora West, LLC), established a new five-year $200 million senior secured revolving credit facility that may, under certain circumstances, increase in amount up to $300 million.  The facility will be funded by a consortium of banks, led by JPMorgan Chase Bank, N.A.

With our current cash balances, amounts available under our secured revolving credit facility and anticipated cash flow from operations, we believe that we will be able to satisfy existing anticipated working capital needs, debt service obligations, capital expenditure and other anticipated cash requirements for the remainder of the year.

The amount of capital expenditures necessary to build our proposed 113 million gallon dry mill expansion in Pekin, Illinois, our proposed 226 million gallon plant adjacent to our Nebraska facility and our proposed 226 million gallon plant in Mount Vernon, Indiana, is currently estimated to be between $1.90 and $2.00 per denatured gallon of capacity, or a total of approximately $1.1 billion.  We are contractually obligated, subject to certain conditions, including obtaining necessary permits, to develop both a 113 million gallon plant adjacent to our Nebraska facility (using commercially reasonable best efforts to obtain a permit for 226 million gallon capacity) and a 226 million gallon plant in Mount

Vernon, Indiana.  If we do not meet certain specified milestones, we will be subject to penalties.  The contract to complete the 226 million gallon expansion adjacent to our Nebraska facility provides for liquidated damages not exceeding $5 million if specified milestones are not met or we do not construct a facility with a capacity of at least 110 million gallons.  If such penalties are not paid, the counterparty to the contract has the right to repurchase the property at cost (subject to adjustment for any expenses, which we have paid with respect to infrastructure construction).  In certain cases, the counterparty can agree to an extension and limited cure rights for payments.  The contract for completion of the 226 million gallon plant in Mount Vernon, Indiana provides that, if we do not meet certain milestones, subject to specified extension rights and cure periods, we will be in default under our lease with the Indiana Port Commission.  The State of Indiana may complete construction of the plant at our expense if we fail to do so.  The contract does not provide for liquidated damages as an alternative.  In addition, we would also be subject to certain other penalties provided for in the lease.  Notwithstanding the above, if, despite our diligent efforts, we are unable to obtain permits for the Mt. Vernon facility by a certain date, we can negotiate a waiver of the compliance date and establish a new date for compliance.  If we do not reach an agreement, either the Mount Vernon lessor or we can terminate the Mount Vernon lease.  Accordingly, we cannot estimate the amount of damages we could be liable for.

In March 2007, we signed a $102 million contract with Delta-T Corporation for the purchase of long lead-time equipment for the proposed Mount Vernon and Aurora West facilities.  We also signed a $12 million contract with Kiewit Energy Company for initial site work at Aurora West.  We expect to have the engineering, procurement and construction contracts for these facilities executed shortly, and expect to begin construction of 113 million gallon plants at each of Mount Vernon, Indiana and in Aurora, Nebraska this summer.

Sources of Liquidity

Our principal sources of liquidity are cash, short-term investments, cash provided by operations, and cash available under our secured revolving credit facility.

Cash and short-term investments.  For the first three months of 2007, cash and short-term investments increased by $297.2 million.  Cash and short-term investments as of March 31, 2007 and December 31, 2006 were $425.9 million and $128.7 million, respectively.   The increase in cash and short-term investments is principally the result of cash received from the private placement of $300 million aggregate principal amount of senior unsecured 10% fixed rate notes, net of fees, and from cash provided by operations.

Cash provided by operations.  Net cash provided by operating activities in the first three months of 2007 was $18.0 million, as compared to cash provided by operating activities of $8.1 million for the first three months of 2006.  The increase in cash provided by operations in 2007 versus 2006 is primarily the result of improved earnings and a reduction in accounts receivable, offset by growth in inventory.  In the first quarter of 2006, cash provided by operations was negatively affected by increases in inventory that grew faster than reductions in receivables.  Cash on our balance sheet, along with the cash received from the issuance of the $300 million of 10% senior unsecured notes, along with continued strong pricing and demand for ethanol, has significantly helped our working capital position.

Cash available under our liquidity facility.  During the first quarter of 2007, we put into place a new five-year $200 million senior secured revolving liquidity facility that may, under certain circumstances, increase in amount up to $300 million.  We had no borrowings outstanding under our secured revolving credit facility at March 31, 2007 and $1.2 million of standby letters of credit outstanding, leaving approximately $88.7 million in additional borrowing availability thereunder as of that date.  As of December 31, 2006, we had no borrowings outstanding under our previous secured revolving credit facility and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under the previous secured revolving credit facility as of that date.  A fixed asset component in an amount of $50 million may be added to the borrowing base under our new senior secured revolving liquidity facility on or prior to December 31, 2007 upon the satisfaction of certain requirements.  We are in the process of satisfying the requirements necessary in order to take advantage of this fixed asset component.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, payments related to our outstanding debt and liquidity facility, and the repurchase of shares of our common stock.

Capital expenditures.  In the first three months of 2007, capital expenditures (excluding expansion related expenditures) totaled $2.7 million versus $1.0 million in the first three months of 2006.  Capital expenditures include asset replacement, environmental and safety compliance and cost reduction and productivity improvement items.  Our capital spending plan for all of 2007, excluding our expansion projects, is forecasted to be between $20 and $22 million.

Capital expenditures related to our announced expansion projects totaled $9.7 million in the first three months of 2007.  In addition, we announced on March 20, 2007 that we had entered into two contracts related to expansion of our capacity at Mount Vernon, Indiana and Aurora, Nebraska.  We entered into an Advance Work Agreement in the amount of $102 million, effective as of March 12, 2007, with Delta-T Corporation, for the purchase of plant equipment in advance of the completion of negotiations of an engineering, procurement and construction (“EPC”) agreement with Kiewit Energy Company (“Kiewit”).  The $102 million in payments will be made between March 2007 and May 2008.  In addition, we also announced on March 20, 2007 an agreement with Kiewit for Pre-EPC consulting and contracting services in the amount of $12.0 million in order to expedite the performance of certain tasks related to the design and construction of our proposed Aurora, Nebraska ethanol facility.  Payments under the Kiewit contract will begin in March 2007 and continue until August 2007.

We expect to spend approximately $250 million in total during 2007 on capacity related expenditures.

Payments related to our outstanding debt and liquidity facility.  In the first three months of 2007, we did not make any interest payments on our debt and our liquidity facility.   In the first three months of 2006, we paid $4.2 million in interest payments on our debt and liquidity facility.

Repurchase of shares of common stock.  In the first quarter of 2007, we did not repurchase any shares of our common stock under the share repurchase program approved by our Board of Directors.  The share repurchase program allows the repurchase of up to $50 million of our outstanding common stock, although there are no minimum share purchase requirements.  There is approximately $48.8 million available to be repurchased under this program.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  From time to time, hazardous material spills have occurred at our facilities or properties, which we investigate and remediate as necessary.  Also, soil and groundwater contamination has been identified in the past at our Pekin, Illinois campus. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under CERCLA or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  We have not accrued any amounts for environmental matters as of March 31, 2007.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.  We have included in our capital budget for 2007 approximately $10.8 million for projects relating to environmental, health and safety matters, including for the installation of air pollution control equipment and for wastewater discharge improvements at our Illinois wet mill facility.  As of March 31, 2007, we have spent approximately $0.2 of this amount.  The majority of the 2007 environmental capital budget relates to compliance with the EPA’s final National Emissions Standard for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters.  This NESHAP will require us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from certain of our boilers and process heaters by September 13, 2007.  Based on engineering conducted to date and currently available information, we have budgeted $7.4 million to comply with this NESHAP in 2007.  Due to various reasons, including equipment delivery delays, however, we may not be able to meet the September 2007 deadline.  We are continuing to discuss a deadline extension with the state authorities.  If an extension is not granted, and we do not meet the September 2007 deadline, fines and penalties could be imposed on us, which could be substantial.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn costs for the three months ended March 31, 2007 and 2006 was $3.58 and $2.12 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At March 31, 2007,

we had commitments to purchase approximately 21.3 million bushels of corn through December 2009 at an average price of $4.05 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”).  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

(In millions)	March 31,2007
Realized and unrealized gains included in earnings	$1.1

(In millions)	March 31, 2007
Net bushels sold	10.5
Aggregate notional value of derivatives outstanding	$40.8
Period through which derivative positions currently exist	December 2009
Unrealized gain on the fair value of outstanding derivative positions	$0.7
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(4.3)

We have also sold put contracts on corn to protect ourselves should corn prices fall.  We account for these transactions under SFAS 133.  These put contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction at March 31, 2007 is as follows:

(In millions)	March 31, 2007
Realized and unrealized gains included in earnings	$2.8

(In millions, except premium paid and strike price)	March 31, 2007
Net bushels covered by puts	8.6
Average premium paid for puts (in cents per bushel)	11.4
Strike price of put positions	$3.80
Period through which derivative positions currently exist	July 2007
Unrealized gains on the fair value of outstanding put positions	$1.3
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

                                None

Item 1A.                 Risk Factors

The Company has included in its Annual Report on Form 10-K as of December 31, 2006 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  Those Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None

Item 6.            Exhibits

(a)          Exhibits

4.1                                 Indenture, dated as of March 27, 2007, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, N.A. and the form of note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.1                           Advance Work Agreement, dated as of March 12, 2007, between the Company and Delta-T Corporation, for the purchase of plant equipment in advance of the completion of negotiations of an engineering, procurement and construction agreement with Kiewit Energy Company.

10.2                           Pre-engineering, procurement and construction consulting and contracting services contract, dated as of March 17, 2007, between the Company and Kiewit Energy Company, for the performance of certain tasks related to the design and construction of the Company’s proposed Aurora, Nebraska ethanol facility.

10.3                           Form of Performance Stock Unit Award Agreement (2003 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007).

10.4                           Form of Stock Option Agreement (2003 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2007).

10.5                           Form of Restricted Stock Agreement (2003 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2007).

10.6                           Form of Non-employee Director Restricted Stock Agreement (2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 27, 2007).

10.7                            Purchase Agreement, dated as of March 21, 2007, among the Company, the subsidiary guarantors named therein and J.P. Morgan Securities, Inc., as representative of several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007).

10.8                           Credit Agreement, dated as of March 23, 2007, by and among Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt Vernon, LLC and Aventine Renewable Energy — Aurora West, LLC, the other Loan Parties thereto, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2007).

10.9                           Registration Rights Agreement, dated as of March 27, 2007, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.10                     Form of Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan (Amended and Restated as of April 16, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 9, 2007	By:	/s/	William J. Brennan
	Name:		William J. Brennan
	Title:		Principal Accounting Officer