Form 10-Q
period 2007-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2007-08-10
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 001-32922

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0569368
(State of Incorporation)	(IRS Employer Identification No.)

120 North Parkway
Pekin, Illinois	61554
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 3, 2007
Common Stock, $0.001 Par Value	41,931,370 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2007	2006	2007	2006

Net sales	$394,914	$442,905	$831,576	$756,425
Cost of goods sold	367,485	392,697	775,732	675,622
Gross profit	27,429	50,208	55,844	80,803
Selling, general and administrative expenses	8,779	7,371	18,377	13,637
Other (income)	(514)	(342)	(678)	(607)
Operating income	19,164	43,179	38,145	67,773
Other income (expense):
Interest income	4,167	1,228	5,535	1,883
Interest expense	(7,021)	(4,236)	(7,357)	(8,601)
Other non-operating income	2,139	1,899	6,008	2,454
Minority interest	(725)	(1,651)	(1,243)	(2,917)
Income before income taxes	17,724	40,419	41,088	60,592
Income tax expense	5,117	15,765	13,541	23,751
Net income	$12,607	$24,654	27,547	$36,841

Per share data:
Income per common share — basic:	$0.30	$0.70	$0.66	$1.05
Basic weighted average number of common shares	41,912	35,152	41,861	35,149

Income per common share — diluted:	$0.30	$0.67	$0.65	$1.01
Diluted weighted average number of common and common equivalent shares	42,649	36,572	42,554	36,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	June 30, 2007 (Unaudited)	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$44,059	$29,791
Short-term investments	341,773	98,925
Accounts receivable	48,897	79,729
Inventories	74,923	67,051
Income tax receivable	5,220	6,446
Prepaid expenses and other	5,821	4,549
Total current assets	520,693	286,491

Property, plant and equipment, net	188,023	115,645
Net deferred tax assets	2,345	—
Other assets	13,991	6,000
Total assets	$725,052	$408,136

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50,655	$77,442
Accrued liabilities	4,156	3,679
Accrued interest payable	7,833	—
Other current liabilities	3,281	2,123
Total current liabilities	65,925	83,244

Senior unsecured 10% notes due April 2017	300,000	—
Minority interest	9,953	10,221
Net deferred taxes liabilities	—	6,104
Other long-term liabilities	13,639	4,404
Total liabilities	389,517	103,973

Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 41,921,370 and 41,782,276 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively, net of 21,229,025 shares held in treasury as of June 30, 2007 and December 31, 2006	42	42
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	277,869	274,307
Retained earnings	58,683	30,888
Accumulated other comprehensive loss	(1,059)	(1,074)
Total stockholders’ equity	335,535	304,163
Total liabilities and stockholders’ equity	$725,052	$408,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2007	2006

Operating Activities
Net income	$27,547	$36,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,205	2,765
Minority interest	1,243	2,917
Stock-based compensation expense	3,345	3,053
Deferred income tax	1,373	(620)
Other	248	(36)
Changes in operating assets and liabilities:
Accounts receivable, net	30,832	(10,516)
Inventories	(7,872)	(19,043)
Accounts payable	(26,787)	25,914
Other changes in operating assets and liabilities	8,851	2,260
Net cash provided by operating activities	44,985	43,535

Investing Activities
Additions to property, plant and equipment, net	(78,354)	(31,610)
Investment in short-term securities	(242,848)	—
Increase in restricted cash for investing activities	—	(1,110)
Use of restricted cash for plant expansion	—	27,658
Net cash used for investing activities	(321,202)	(5,062)

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—
Payment of debt issuance costs	(8,221)	—
Proceeds from stock option exercises	200	—
Tax benefit of stock option exercises	17	—
Net repayments on revolving credit facilities	—	(1,514)
Distributions to minority shareholders	(1,511)	(1,727)
Net cash provided by (used for) financing activities	290,485	(3,241)
Net increase in cash and cash equivalents	14,268	35,232
Cash and cash equivalents at beginning of period	29,791	3,750
Cash and cash equivalents at end of period	$44,059	$38,982

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

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2007 and 2006.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2007, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2006, which are detailed in the Company’s Annual Report on Form 10-K, have not changed from December 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  See Note 12 for additional information regarding the adoption of FIN 48 by the Company.

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

(4)           Inventories

Inventories are as follows:

(In thousands)	June 30, 2007	December 31, 2006

Finished products	$67,228	$61,775
Work-in-process	2,408	1,106
Raw materials	3,093	2,070
Supplies	2,194	2,100
Totals	$74,923	$67,051

(5)           Prepaid Expenses and Other

Prepaid expenses and other are as follows:

(In thousands)	June 30, 2007	December 31, 2006

Fair value of derivative instruments	$2,521	$1,503
Prepaid insurance	1,537	1,280
Deferred income taxes current	981	1,064
Other prepaid expenses	782	702
Totals	$5,821	$4,549

(6)           Other Assets

Other assets are as follows:

(In thousands)	June 30, 2007	December 31, 2006

Deferred debt issuance costs	$7,991	$—
Investment in marketing alliances	6,000	6,000
Totals	$13,991	$6,000

Deferred debt issuance costs are subject to amortization.  Remaining deferred debt issuance costs of $7.1 million related to our 10% senior unsecured notes will be amortized utilizing a method which approximates the effective interest method over the remaining life of 10 years, resulting in amortization expense of $0.4 million over the remaining six months of 2007, and $0.7 million yearly thereafter.  Remaining deferred debt issuance costs of $0.9 million related to our secured revolving credit facility will be amortized utilizing a method which approximates the effective interest method over the five year remaining life, resulting in amortization expense of $0.1 million over the remaining six months of 2007, and $0.2 million in each of the next four succeeding years beginning in 2008.

(7)           Debt

The following table summarizes long-term debt:

(In thousands)	June 30, 2007	December 31, 2006
Senior unsecured 10% notes due April 2017	$300,000	$—
Secured revolving credit facility	—	—
	300,000	—
Less short-term borrowings	—	—
Total	$300,000	$—

Liquidity Facility

In March 2007, we entered into a new secured revolving credit facility with JPMorgan Chase Bank, N.A. of up to $200 million, subject to collateral availability, which, under certain circumstances, can be increased up to $300 million.  We had no borrowings outstanding under our secured revolving credit facility at June 30, 2007, and $1.2 million of standby letters of credit outstanding, leaving approximately $70.8 million in additional borrowing availability under our secured revolving credit facility as of that date.  As of December 31, 2006, we had no borrowings outstanding under our previous secured revolving credit facility and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under the previous secured revolving credit facility as of that date.

A fixed asset component in an amount of $50 million may be added to the borrowing base on or prior to December 31, 2007 upon the satisfaction of certain requirements.  We are in the process of satisfying the requirements necessary in order to take advantage of this fixed asset component.

Senior Notes

In March 2007, we issued $300 million aggregate principal amount of senior unsecured 10% fixed-rate notes due April 2017 (“Notes”).  Our Notes were issued pursuant to an indenture, dated as of March 27, 2007, between us and Wells Fargo Bank, N.A., as trustee.  The Notes are general unsecured obligations of the Company and certain of its guarantor subsidiaries, initially limited to $300 million aggregate principal amount.  We may, subject to the covenants and applicable law, issue additional notes under the indenture.  Any additional Notes would be treated as a single class with the previously issued Notes for all purposes under the indenture.

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

We have registered the Notes through a shelf registration statement in accordance with a registration rights agreement.  The shelf registration statement was declared effective on July 12, 2007.  We are currently conducting an exchange offer to exchange the Notes for an issue of registered unsecured senior notes, with terms identical to the Notes.  If by October 23, 2007 we have not consummated a registered exchange offer for the Notes, the annual interest rate on the Notes will increase by 0.25% and by 0.25% for each subsequent 90 day period, up to a maximum 1.00% over the stated fixed rate of the Notes.

(8)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	June 30, 2007	December 31, 2006

Reserve for uncertain tax positions (See Note 12)	$8,991	$—
Accrued interest on Uncertain tax positions (See Note 12)	701	—
Accrued pension and postretirement	2,181	2,427
Unearned commissions	1,766	1,977
Totals	$13,639	$4,404

(9)           Stock-Based Compensation Plans

The Company values its share-based payment awards using a form of the Black-Scholes option-pricing model (the “option-pricing model”).  The determination of fair value of share-based payment awards on the date of grant using this option-pricing model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have no long-term history of stock price volatility as a public company, we calculate volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated using a 3% forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Beginning in 2007, the Company commenced an ongoing long-term incentive program under the Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan, as amended (the “Plan”).  It is anticipated that this program will provide regular annual grants of performance shares.  Performance shares are stock units that will be converted to common shares, to the extent earned, at the end of a three-year performance cycle.  The first performance cycle began on January 1, 2007, and will end on December 31, 2009.  Under the performance share program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 150% of the target, depending on the performance relative to pre-determined goals.  The performance goals for the January 1, 2007 to December 31, 2009 performance cycle relate to the growth of the Company as measured by actual equity gallons produced.  On May 25, 2007, the Company issued 94,500 performance shares at the target award level to various participants under the Plan.  Under FAS 123R, an accounting estimate of the number of these shares that are expected to vest has been made and are being expensed utilizing the grant-date fair value of the shares from the date of grant through the end of the performance cycle period.  Any future changes to the estimate will be reflected in stock-based compensation expense in the period the estimate change is made.

Pre-tax stock-based compensation expense for the three month period ended June 30, 2007 was $1.8 million, of which $0.1 million was charged to cost of goods sold and $1.7 million was charged to selling, general and administrative expense.  This expense reduced earnings per share by $0.03 per basic and diluted share for the quarter ended June 30, 2007.  For the three month period ended June 30, 2006, pre-tax stock-based compensation expense was $1.7 million, all of which was charged to selling, general and administrative expense.  This expense reduced earnings per share by $0.05 per basic and diluted share for the quarter ended June 30, 2006.  For the six month period ended June 30, 2007, pre-tax stock-based compensation expense was $3.4 million, of which $0.1 million was charged to cost of goods sold and $3.3 million was charged to selling, general and administrative expense.  This expense reduced earnings per share for the six month period ended June 30, 2007 by $0.05 per basic and diluted share.   For the six month period ended June 30, 2006, pre-tax stock-based compensation expense was $3.0 million, all of which was charged to selling, general and administrative expense.  This expense reduced earnings per share for the six month period ended June 30, 2006 by $0.09 per basic share and $0.08 per diluted share.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.5 million and $0.7 million for the three month periods ended June 30, 2007 and 2006, respectively, and in the amount of $1.0 million and $1.2 million for the six month periods ended June 30, 2007 and 2006, respectively.  The Company recorded pre-tax stock-based compensation expense for the three and six month periods ended June 30, 2007 and 2006 as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Stock-based compensation expense:
Non-qualified stock options	$1.5	$1.7	$3.0	$3.0
Restricted stock	$0.1	$—	$0.2	$—
Restricted stock units	$0.1	$—	$0.1	$—
Long-term incentive stock plan	$0.1	$—	$0.1	$—

As of June 30, 2007 and 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

	2007		2006
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$19.1	7.6	$23.1	3.4
Restricted stock	1.2	4.4	0.2	2.8
Restricted stock units	0.1	1.4	—	—
Long-term incentive stock plan	1.6	2.5	—	—
Total	$22.0	7.0	$23.3	3.4

The Company granted stock options during the quarters ended June 30, 2007 and 2006.  The determination of the fair value of the stock option awards, using the option-pricing model, incorporated the assumptions in the following table for stock options granted during the three month periods ended June 30, 2007 and 2006.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the three month period ending June 30, 2007 and 2006 are as follows:

	2007	2006

Expected stock price volatility	58.0%	58.0%
Expected life (in years)	6.5	6.5
Risk-free interest rate	4.9%	4.9%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$10.57	$13.77

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding — January 1, 2007	3,265	$6.57	8.1	$—
Granted	265	15.76	9.9	—
Exercised	69	2.92	—	—
Cancelled or expired	28	4.35	—	—
Options outstanding — June 30, 2007	3,433	$7.37	7.7	$32,957
Options exercisable — June 30, 2007	1,174	$3.52	6.8	$15,790

The range of exercise prices of the exercisable options and outstanding options at June 30, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options (in thousands)	Number of Outstanding Options (in thousands)	Weighted Average Remaining Life (years)
$0.23	750	1,070	6.0
$2.36 - $2.92	199	744	7.9
$4.35	99	684	8.3
$15.26 - $17.29	—	265	9.7
$22.15 - $22.50	118	630	8.8
$43.00	8	40	9.0
Totals	1,174	3,433	7.7

Restricted stock award activity for the six months ended June 30, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested restricted stock awards — January 1, 2007	8.1	$27.92
Granted	74.7	15.54
Vested	2.7	27.92
Cancelled or expired	—	—
Unvested restricted stock awards — June 30, 2007	80.1	$16.74

Restricted stock units represent the right to receive a share of stock in the future, provided that the restrictions and conditions designated have been satisfied.  Restricted stock unit award activity for the six months ended June 30, 2007 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested Restricted stock unit awards — January 1, 2007	—	$—
Granted	10.6	16.90
Vested	—	—
Cancelled or expired	—	—
Restricted stock unit awards — June 30, 2007	10.6	$16.90

 (10)        Interest Expense

The following table summarizes interest expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Interest expense	$7,500	$4,450	$7,836	$8,695
Amortization of deferred debt issuance costs	229	333	229	667
Capitalized interest	(708)	(547)	(708)	(761)
Interest expense, net	$7,021	$4,236	$7,357	$8,601

(11)         Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended June 30, 2007 and 2006 of $0.3 million and $0.3 million, respectively, and expense of $0.7 million and $0.6 million for the six month periods ended June 30, 2007 and 2006, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006

Service cost	$88	$71	$176	$142
Interest cost	124	107	248	215
Expected return on plan assets	(180)	(128)	(360)	(256)
Amortization of prior service costs	11	—	22	—
Amortization of net actuarial loss	6	12	12	24
Net periodic pension cost	$49	$62	$98	$125

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006

Service cost	$38	$54	$76	$108
Interest cost	34	44	68	88
Amortization of prior service cost	—	15	—	30
Net periodic postretirement cost	$72	$113	$144	$226

(12)         Income Taxes

The Company lowered its estimated annual tax rate for 2007 during the second quarter to adjust its income tax rate for the six month period ending June 30, 2007 to 32.5%, which is the rate we now estimate we will incur for 2007.  This was done to reflect both a higher level of tax exempt interest income from investments and from a lower level of pre-tax income as compared to our first quarter of 2007 estimate.  This year to date true-up reduced the second quarter 2007 income tax expense by $0.6 million.  This change in estimate increased second quarter 2007 basic and diluted earnings per share by $0.02 per share.

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

As of January 1, 2007, we had $8.5 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  During the three and six month periods ended June 30, 2007, our liability for unrecognized tax benefits increased by $0.5 million and $0.9 million, respectively.  At June 30, 2007, our liability for unrecognized tax benefits was $9.5 million, and is included in other long-term liabilities on the condensed consolidated balance sheet.

We include interest expense or income, as well as potential penalties on unrecognized tax benefits, as a component of income tax expense in the condensed consolidated statement of operations.  The total amount of accrued interest related to uncertain tax positions at January 1, 2007 was $0.5 million, net of the deferred tax benefit, and is included in other long-term liabilities.  We increased our accrual for interest related to uncertain tax positions by $0.1 million and $0.2 million, respectively, net of the deferred tax benefit, for the three and six month periods ended June 30, 2007.  Our liability for accrued interest on unrecognized tax benefits at June 30, 2007 was $0.7 million, net of the deferred tax benefit, and is included in other long-term liabilities on the condensed consolidated balance sheet.

Our federal income tax returns for 2003 to 2006 are open tax years.  We file in numerous state jurisdictions with varying statutes of limitation open from 2002 through 2006 depending on each jurisdiction’s statute of limitation.  In 2006, the IRS commenced an examination of our U.S. income tax return.  The Company expects this examination to be concluded and settled within the next 12 months.  Based on the outcome of this examination, or as a result of the expiration of statute of limitations for specific jurisdictions, our unrecognized tax benefits for tax positions taken on previously filed tax returns possibly will materially change from the unrecognized tax benefits recorded as other long-term liabilities in our financial statements at January 1, 2007.  In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets in future periods.  As a result, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income	$12,607	$24,654	$27,547	$36,841

Weighted average shares and share equivalents outstanding:
Basic shares	41,912	35,152	41,861	35,149
Dilutive non-qualified stock options and RSU’s	737	1,420	693	1,378
Diluted weighted average shares and share equivalents	42,649	36,572	42,554	36,527

Income per common share - basic:	$0.30	$0.70	$0.66	$1.05
Income per common share - diluted:	$0.30	$0.67	$0.65	$1.01

We had additional potential dilutive securities outstanding representing 530,000 common shares for the three month period ended June 30, 2007 that were not included in the computation of potentially dilutive securities because the options’ exercise prices were greater than the average market price of the common shares.

(14)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(15)         Litigation

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations. We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

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

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$392,579	$26,646	$(24,311)	$394,914
Cost of goods sold	—	369,835	21,711	(24,061)	367,485
Gross profit	—	22,744	4,935	(250)	27,429
Selling, general and administrative expenses	73	8,248	708	(250)	8,779
Other expense (income)	—	(510)	(4)	—	(514)
Operating income (loss)	(73)	15,006	4,231	—	19,164
Other income (expense):
Interest income	—	4,135	32	—	4,167
Interest expense	(6,972)	(49)	—	—	(7,021)
Investment in subsidiaries	24,769	3,415	—	(28,184)	—
Other non-operating income (expense)	—	2,478	(339)	—	2,139
Minority interest	—	—	—	(725)	(725)
Income before income taxes	17,724	24,985	3,924	(28,909)	17,724
Income tax expense	5,117	6,346	—	(6,346)	5,117
Net income	$12,607	$18,639	$3,924	$(22,563)	$12,607

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$831,955	$48,569	$(48,948)	$831,576
Cost of goods sold	—	783,771	40,409	(48,448)	775,732
Gross profit	—	48,184	8,160	(500)	55,844
Selling, general and administrative expenses	236	17,167	1,474	(500)	18,377
Other expense (income)	—	(674)	(4)	—	(678)
Operating income (loss)	(236)	31,691	6,690	—	38,145
Other income (expense):
Interest income	—	5,477	58	—	5,535
Interest expense	(7,308)	(49)	—	—	(7,357)
Investment in subsidiaries	48,632	5,646	—	(54,278)	—
Other non-operating income (expense)	—	5,867	141	—	6,008
Minority interest	—	—	—	(1,243)	(1,243)
Income before income taxes	41,088	48,632	6,889	(55,521)	41,088
Income tax expense	13,541	15,805	—	(15,805)	13,541
Net income	$27,547	$32,827	$6,889	$(39,716)	$27,547

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$39,699	$4,360	$	$44,059
Short-term investments	—	341,773	—		341,773
Accounts receivable, net	—	48,668	229		48,897
Inventories	—	73,175	1,748		74,923
Income tax receivable	—	5,220	—		5,220
Intercompany receivable	310,989	—	920	(311,909)	—
Other assets	6	5,556	259		5,821
Total current assets	310,995	514,091	7,516	(311,909)	520,693

Property, plant and equipment, net	—	169,058	18,965		188,023
Investment in subsidiaries	325,281	42,871	—	(368,152)	—
Net deferred tax assets	—	2,345	—		2,345
Other assets	7,092	6,899	—		13,991
Total assets	$643,368	$735,264	$26,481	$(680,061)	$725,052

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$46,405	$4,250	$—	$50,655
Accrued liabilities	—	3,883	273	—	4,156
Other current liabilities	7,833	3,144	137	—	11,114
Intercompany payable	—	311,909	—	(311,909)	—
Total current liabilities	7,833	365,341	4,660	(311,909)	65,925

Long-term debt	300,000	—	—		300,000
Minority interest	—	—	—	9,953	9,953
Other long-term liabilities	—	13,639	—		13,639
Total liabilities	307,833	378,980	4,660	(301,956)	389,517
Stockholders’ equity	335,535	356,284	21,821	(378,105)	335,535
Total liabilities and stockholders’ equity	$643,368	$735,264	$26,481	$(680,061)	$725,052

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007
(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Operating Activities
Net cash provided by (used for) operating activities	$(291,996)	$328,319	$8,662	$—	$44,985
				—
Investing Activities				—
Additions to property, plant and equipment	—	(77,674)	(680)	—	(78,354)
Investment in short-term securities	—	(242,848)	—	—	(242,848)
Net cash used for investing activities	—	(320,522)	(680)	—	(321,202)

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—	—	—	300,000
Payment of debt issuance costs	(8,221)	—	—	—	(8,221)
Proceeds from stock option exercises	200	—	—	—	200
Tax benefit of stock option exercises	17	—	—	—	17
Distribution to minority stockholders	—	5,489	(7,000)	—	(1,511)
Net cash provided by (used for) financing activities	291,996	5,489	(7,000)	—	290,485
Net increase/(decrease) in cash and cash equivalents	—	13,286	982	—	14,268
Cash and cash equivalents at beginning of period	—	26,413	3,378	—	29,791
Cash and cash equivalents at end of period	$—	$39,699	$4,360	$—	$44,059

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

Company Overview

Aventine is a leading producer and marketer of ethanol.  Through our own production facilities, marketing alliances with other ethanol producers and our purchase/resale operations, we market and distribute ethanol to many of the leading energy companies in the U.S.  We have a comprehensive national distribution network utilizing trucks, a leased railcar and barge fleet and a terminal network at critical points on the nation’s transportation grid where our ethanol is blended with our customers’ gasoline.  Aventine is also a marketer and distributor of biodiesel.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles (“DDGS”), wet distillers grain with solubles (“WDGS”), carbon dioxide and brewers’ yeast.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended June 30, 2007 and 2006.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.  We sell ethanol obtained from the following sources:

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

Executive Summary

We generated net income of $12.6 million, or $0.30 per diluted share in the second quarter of 2007, as compared to net income of $24.7 million, or $0.67 per diluted share, in the second quarter of 2006.  Net income decreased primarily as a result of significantly higher corn costs combined with lower ethanol revenue per gallon sold.  Second quarter 2006 results benefited from the sale of 10.5 million gallons of ethanol from inventory at prices significantly higher than their first quarter 2006 weighted average cost of $1.58 per gallon, increasing gross profit in the second quarter of 2006 by approximately $18.6 million.  In addition, higher selling, general and administrative expenses, including costs associated with being a public company and from the expansion and growth of our business, also attributed to the decline in net earnings.  Revenue in the second quarter of 2007 was $394.9 million, a decrease of $48.0 million, or 10.8%, over second quarter 2006 revenue of $442.9 million.  The decrease is mainly the result of a decrease in gallons sold, as VeraSun Energy Corporation was no longer part of our marketing alliance, along with a reduction in the average price per gallon of ethanol sold.  The average sales price per gallon of ethanol in the second quarter of 2007 was $2.29 per gallon, down from $2.41 per gallon in the same quarter in 2006.

Gallons of ethanol sold in the second quarter of 2007 decreased 10.0% to 158.7 million gallons, as compared to 176.3 million gallons in the second quarter of 2006.  Ethanol sales for the quarter decreased as a result of lower marketing alliance purchases due to a former alliance member leaving our marketing alliance on April 1, 2007.  The lower number of marketing alliance gallons purchased was offset somewhat by increased equity production.  Ethanol production in the quarter totaled 50.7 million gallons, up from 28.9 million gallons in the second quarter of 2006.  This record production was achieved despite some operational issues at the Aurora facility.

Gross profit totaled $27.4 million in the second quarter of 2007, a decrease of $22.8 million, or 45.4%, from the second quarter of 2006.  The decline in gross profit was principally the result of a significantly lower commodity spread caused by higher corn prices and lower ethanol prices.  Our corn costs during the second quarter of 2007 averaged $3.99 per bushel, significantly higher than our second quarter 2006 cost of $2.27 per bushel.

The average cost of inventory was $1.98 at the end of the second quarter of 2007 as compared to $1.91 at the end of the first quarter of 2007.  The average cost per gallon of ethanol purchased in the second quarter of 2007 was higher than in the first quarter of 2007.  This means that the lower per gallon value of ethanol in inventory at the end of the first quarter of 2007 positively impacted gross margin during the second quarter by $2.1 million.  This compares with the same issue positively impacting gross margin in the second quarter of 2006 by approximately $18.6 million, as the second quarter 2006 average cost of inventory was $2.19 per gallon as compared to $1.58 per gallon at the end of the first quarter of 2006.  Our inventory is valued based upon a weighted average price we pay for ethanol that we purchase from our marketing alliance partners and our purchase/resale transactions, along with our own cost to produce ethanol.  Changes, either upward or downward, in our purchased cost of ethanol or our own production costs, will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

Other non-operating income for the second quarter of 2007 includes $2.1 million of realized and unrealized gains on corn derivative contracts and from realized and unrealized losses on the sale of forward gasoline contracts.  All of our derivative hedge positions have been marked to market, and we have already recorded income or loss with respect to these positions as of June 30, 2007.  Increases in prices for open derivative contracts above the closing price at June 30, 2007 will result in mark to market losses on these positions, while prices lower than those at June 30, 2007 will allow for additional hedge gains.

For the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Total gallons sold in the second quarter of 2007 were 158.7 million gallons, versus 176.3 million gallons sold in the second quarter of 2006, a decrease of 17.6 million gallons or 10.0%.  Gallons sourced were as follows:

For the Three Months Ended June 30,
(In thousands, except for percentages)	2007	2006	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	50,679	28,902	21,777	75.3%
Marketing alliance purchases	75,105	120,156	(45,051)	(37.5)%
Purchase/resale	22,085	16,701	5,384	32.2%
Decrease/(increase) in inventory	10,862	10,508	354	N.M.*
Total	158,731	176,267	(17,536)	(9.9)%

*  Not meaningful

Net sales in the second quarter of 2007 decreased 10.8% from the second quarter of 2006.  Net sales were $394.9 million in the second quarter of 2007 versus $442.9 million in the second quarter of 2006.  Overall, the decrease in net sales was a combination of a decrease in the number of gallons sold and a decrease in the average sales price of ethanol.  Gallons sold in the second quarter of 2007 declined as a result of a lower number of gallons that were purchased from marketing alliance partners as a result of the departure of a marketing alliance partner from our alliance on April 1, 2007.  The average gross selling price of ethanol in the second quarter of 2007 was $2.29 per gallon, down from the $2.41 received in the second quarter of 2006.

Co-product revenue for the second quarter of 2007 totaled $23.2 million, an increase of $11.5 million or 98.3%, from the second quarter 2006 total of $11.7 million.  Co-product revenue increased during the second quarter of 2007 principally from an increase in co-product tonnage sold as a result of the DDGS produced from the new Pekin dry mill production, along with higher average selling prices.  In the second quarter of 2007, we sold 297.1 thousand tons, versus 200.4 thousand tons in the second quarter of 2006.  Co-product returns, as a percentage of the price of corn, were 31.1% during the second quarter of 2007, versus 46.2% in the second quarter of 2006.  Co-product returns, as a percentage of the price of corn, decreased in the second quarter of 2007 as compared to 2006 as the result of the mix of co-products produced, with the addition of the new Pekin dry mill, and as a result of co-product pricing not keeping pace with the year over year increase in the price of corn.  Due to the addition of the new dry mill in Pekin, the increase in DDGS production increased the percentage of the lower value DDGS to the overall mix of available co-products.

Cost of goods sold for the quarter ended June 30, 2007 was $367.5 million, compared to $392.7 million for the quarter ended June 30, 2006, a decrease of $25.2 million or 6.4%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and from unaffiliated producers and marketers, freight and logistics costs and the cost of motor fuel taxes which have been billed to customers.  The decrease in cost of goods sold is principally the result of the reduced number of ethanol gallons purchased from marketing alliance partners, offset by higher purchased ethanol costs, and higher corn and production costs.

Purchased ethanol in the second quarter of 2007 totaled $207.9 million, versus $314.5 million in the second quarter of 2006.  The decrease in purchased ethanol results from both a decrease in the number of gallons of ethanol purchased, and by decreases in the cost per gallon of ethanol purchased.  In the second quarter of 2007, we purchased 97.2 million gallons of ethanol at an average cost of $2.14 per gallon as compared to 136.9 million gallons of ethanol at an average cost of $2.30 in the second quarter of 2006.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation and amortization.  Corn costs in the second quarter of 2007 totaled $74.7 million or $3.99 per bushel, versus $25.3 million, or $2.27 per bushel in the second quarter of 2006.  The increase in corn costs is principally the result of a perceived increased demand by the marketplace as a result of expected new ethanol production facilities being built.  Conversion costs for the second quarter of 2007 increased to $30.9 million from $22.9 million for the second quarter of 2006.  The total dollars spent on conversion costs increased year over year as a result of the new Pekin dry mill production.  However, the conversion cost per gallon declined year over year to $0.61 per gallon in the second quarter of 2007 versus $0.79 per gallon in the second quarter of 2006.  Conversion costs per gallon in the second quarter of 2006 were negatively affected by lower production caused by maintenance outages at both production facilities along with production issues at the Aurora, Nebraska facility.

Depreciation in the second quarter of 2007 totaled $3.0 million, versus $1.1 million in the second quarter of 2006.  The increase in depreciation expense is the result of the new Pekin dry mill beginning production.  Motor fuel taxes were $4.3 million in the second quarter of 2007 versus $4.0 million in the second quarter of 2006.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the second quarter of 2007 decreased to $28.0 million, or approximately $0.18 per gallon, from $29.6 million, or $0.17 per gallon in the second quarter of 2006.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred and dividing by the total ethanol gallons sold.  Total freight/logistics costs may also include costs to ship co-products.  The increase in freight/logistics cost per gallon is principally the result of a reduced number of gallon shipped over which to spread fixed costs, and from the expansion of our distribution system footprint.

The average cost of inventory was $1.98 at the end of the second quarter of 2007 as compared to $1.91 at the end of the first quarter of 2007. The average cost per gallon of ethanol purchased in the second quarter was higher than in the first quarter.  This means that the lower per gallon value of ethanol in inventory at the end of the first quarter positively impacted gross margin during the second quarter by $2.1 million.  In 2006, the average cost of inventory was $2.19 at the end of the second quarter as compared to $1.58 at the end of the first quarter of 2006.  Because the average cost per gallon of ethanol purchased in the second quarter of 2006 was higher than in the first quarter of 2006, the lower per gallon value of ethanol in inventory at the end of the first quarter positively impacted gross margin during the second quarter by approximately $18.6 million.

Selling, general and administrative expenses (“SG&A”) expenses were $8.8 million in the second quarter of 2007, compared to $7.4 million in the second quarter of 2006.  The increase in SG&A expenses include increased costs related to being a public company, and from costs associated with the expansion and growth of our business.  Year over year increases reflect increased expenditures for legal and other professional fees associated with our being a public company, including increased legal fees related to our capacity expansion efforts, the costs of complying with Section 404 of Sarbanes-Oxley Act of 2002, higher insurance costs related to directors and officers insurance, and increased IT costs.

Interest income in the second quarter of 2007 was $4.2 million, versus $1.2 million in the second quarter of 2006.  The increase in interest income is due to a combination of a higher average level of funds available to invest as a result of our recent note offering and funds from last year’s initial public offering, combined with higher short-term investment rates due to increases in interest rates in general.

Interest expense in the second quarter of 2007 was $7.0 million, as compared to $4.2 million in the second quarter of 2006.  Interest expense in the second quarter of 2007 increased due to the issuance in March 2007 of $300 million aggregate principal amount of 10.0% senior unsecured notes.  In the second quarter of 2006, we had outstanding a previous issue of $160 million aggregate principal amount of floating rate senior secured notes, the majority of which was repurchased in July 2006.

The minority interest for the quarter ended June 30, 2007 was a $0.7 million charge to income compared to $1.7 million charge to income for the quarter ended June 30, 2006.  This decrease reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs and the lower average price received per gallon in the second quarter of 2007 from the sale of ethanol.

Other non-operating income for the second quarter of 2007 includes $2.1 million of realized and unrealized gains on corn derivative contracts and from realized and unrealized losses on the sale of forward gasoline contracts.  These include the effect of marking to market these contracts at quarter end.  For the second quarter of 2006, net realized and unrealized gains of $1.9 million were recorded on corn derivative contracts.  Other non-operating income is impacted by the CBOT prices for derivative contracts.

The income tax rate for the second quarter of 2007 was 28.9% versus a rate of 39.1% in the second quarter of 2006.  The lower rate in the second quarter of 2007 resulted from lower state rates now being accrued as compared to the second quarter of 2006, along with adjusting our estimated tax provision for the second quarter of 2007 to reflect both a higher level of tax exempt interest income from investments and from a lower level of pre-tax income as compared to our first quarter of 2007 estimate.  The true-up in the second quarter of 2007 adjusts our year to date 2007 rate to 32.5%, which is what we now estimate we will incur for 2007.  Income tax expense for the second quarter of 2007 also includes a component for interest expense related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.

For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Total gallons sold in the first six months of 2007 were 351.9 million gallons, versus 341.1 million gallons sold in the first six months of 2006, an increase of 10.8 million gallons or 3.2%.  Gallons sourced were as follows:

For the Six Months Ended June 30,
(In thousands, except for percentages)	2007	2006	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	99,586	65,578	34,008	51.9%
Marketing alliance purchases	209,814	240,768	(30,954)	(12.9)%
Purchase/resale	43,613	31,125	12,488	40.1%
Decrease/(increase) in inventory	(1,094)	3,649	4,743	N.M.*
Total	351,919	341,120	20,285	5.9%

*  Not meaningful

Net sales in the first half of 2007 increased 9.9% from the first half of 2006.  Net sales were $831.6 million in the first half of 2007 versus $756.4 million in the first half of 2006.  Overall, the increase in net sales was a combination of the increase in the number of gallons sold and the increase in the average sales price of ethanol.  Gallons sold in the first six months of 2007 increased as a result of a higher equity production and a higher number of gallons purchased from non-affiliated producers offset by the lower number of gallons that were purchased from marketing alliance partners as a result of a marketing alliance partner who left our marketing alliance as of April 1, 2007.  The average gross selling price of ethanol in the first half of 2007 increased to $2.18 per gallon, from the $2.11 received in the first half of 2006.

Co-product revenue for the first six months of 2007 totaled $46.3 million, an increase of $19.8 million or 74.7%, from the first six month 2006 total of $26.5 million.  Co-product revenue increased during the first six months of 2007 versus 2006 principally from an increase in co-product tonnage sold as a result of the DDGS produced from the new dry mill production and production issues in 2006, along with higher average selling prices.  In the first six months of 2007, we sold 564.1 thousand tons, versus 448.8 thousand tons in the first six months of 2006.  Co-product returns, as a percentage of the price of corn, were 33.2% during the first half of 2007, versus 48.1% in the first half of 2006.  Co-product returns, as a percentage of the price of corn, decreased in the first half of 2007 as compared to 2006 as the result of increases in the price of corn continuing to outpace the increase in co-product pricing, and from the mix of co-products produced.  Due to the addition of the new dry mill in Pekin, the increase in DDGS production increased the percentage of the lower value DDGS to the overall mix of available co-products.

Cost of goods sold for the first six months of 2007 was $775.7 million, compared to $675.6 million for the first six months of 2006, an increase of $100.1 million or 14.8%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and from unaffiliated producers and marketers, freight and logistics costs and the cost of motor fuel taxes which have been billed to customers.  The increase in cost of goods sold is principally the result of the increased number of ethanol gallons purchased from non-affiliated producers and marketers, and from higher purchased ethanol costs and higher corn and production costs.

Purchased ethanol in the first half of 2007 totaled $508.7 million, versus $536.2 million in the first six months of 2006.  The decrease in purchased ethanol results from a decrease in the number of gallons of ethanol purchased, offset by an increase in the cost per gallon of ethanol purchased.  In the first half of 2007, we purchased 253.4 million gallons of ethanol at an average cost of $2.01 per gallon as compared to 271.9 million gallons of ethanol at an average cost of $1.97 in the first half of 2006.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation and amortization.  Corn costs in the first half of 2007 totaled $139.4 million or $3.79 per bushel, versus $54.5 million, or $2.19 per bushel in the first half of 2006.  The increase in corn costs is principally the result of a perceived increased demand by the marketplace as a result of expected new ethanol production facilities being built.  Conversion costs for the first half of 2007 increased to $57.9 million from $43.5 million for the first half of 2006.  The total dollars spent on conversion costs increased year over year as a result of the new Pekin dry mill production.  However, the conversion cost per gallon declined year over year to $0.58 per gallon in the first half of 2007 versus $0.66 per gallon in the first half of 2006.  Conversion costs per gallon in the first half of 2006 were negatively affected by lower production caused by maintenance outages at both production facilities along with production issues at the Aurora, Nebraska facility.

Depreciation in the first half of 2007 totaled $6.0 million, versus $2.1 million in the first half of 2006.  The increase in depreciation expense is the result of the new Pekin dry mill beginning production.  Motor fuel taxes were $10.5 million in the first half of 2007 versus $5.6 million in the first half of 2006.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the first half of 2007 increased to $58.2 million, or approximately $0.17 per gallon, from $52.0 million, or $0.15 per gallon in the first half of 2006.  The increase in freight/logistics cost is principally the result of a reduced number of gallons shipped over which to spread fixed costs, and from the expansion of our distribution system footprint.

The average cost of inventory was $2.19 at the end of the second quarter of 2006 as compared to $1.58 at the end of the first quarter of 2006. The average cost per gallon of ethanol purchased in the second quarter was higher than in the first quarter.  This means that the lower per gallon value of ethanol in inventory at the end of the first quarter positively impacted gross margin during the second quarter by approximately $18.6 million.

SG&A expenses were $18.4 million in the first half of 2007, compared to $13.6 million in the first half of 2006.  SG&A expenses increased as a result of increased costs related to being a public company, and from costs associated with the expansion and growth of our business.  Year over year increases in SG&A costs are primarily due to increased costs related to legal and other professional fees associated with our being a public company, including increased legal fees related to our capacity expansion efforts, the costs of complying with Section 404 of Sarbanes-Oxley Act of 2002, higher insurance costs related to directors and officers insurance, and increased IT costs.

Interest income in the first half of 2007 was $5.5 million, versus $1.9 million in the first half of 2006.  The increase in interest income is due to a combination of a higher average level of funds available to invest as a result of our March 2007 note offering and funds from last year’s initial public offering, combined with higher short-term investment rates due to increases in interest rates in general.

Interest expense in the first half of 2007 was $7.4 million, as compared to $8.6 million in the first half of 2006.  Interest expense in the first half of 2007 reflects only interest incurred from March 2007 through June 2007 on our $300 million aggregate principal amount of 10.0% senior unsecured notes.  In the first half of 2006, we had outstanding a previous issue of $160 million aggregate principal amount of floating rate senior secured notes for the entire first half of 2006, the majority of which was repurchased in July 2006.

The minority interest for the first half of 2007 was a $1.2 million charge to income compared to $2.9 million charge to income for the first half of 2006.  This decrease reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs offset somewhat by the higher average price received per gallon in the first half of 2007 as compared to 2006 from the sale of ethanol.

Other non-operating income for the first half of 2007 of $6.0 million reflects realized and unrealized gains on corn derivative contracts and from realized and unrealized losses on the sale of forward gasoline contracts.  These include the effect of marking to market these contracts at June 30, 2007.  For the first half of 2006, we recognized $2.5 million of net realized and unrealized gains on corn derivative contracts.  Other non-operating income is impacted by the CBOT prices for derivative contracts.

Income taxes for the first half of 2007 were accrued at a rate of 32.5% versus a rate of 39.3% in the first half of 2006.  The lower rate in the first half of 2007 results from lower state rates being accrued as compared to the first half of 2006, along with a higher level of tax exempt interest income from investments and a lower level of pre-tax income as compared to our 2006 estimate.  We expect our estimated tax rate for 2007 to be approximately 32.5%.  Income tax expense for the first six months of 2007 also includes a component for interest expense related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

As of June 30, 2007, we had contracts for delivery of ethanol totaling 161.7 million gallons for delivery throughout the remainder of 2007, which represents approximately 57% of our expected ethanol shipments for the remainder of the year.  These commitments were for 20.7 million gallons at an average  fixed price of $2.05, 49.7 million gallons at an average positive spread to wholesale gasoline of $0.03 (based upon the NYMEX, Chicago and NY harbor indices), and 91.3 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).  Although these contracts are for delivery throughout 2007, they are heavily weighted towards the third quarter of 2007.  In the second quarter of 2007, we also took short gasoline positions through swap agreements where we sold 15.2 million gallons of gasoline at a fixed price of $1.96 per gallon for delivery from August 2007 through January 2008.  We did this to hedge some of our gas plus contracts from potentially falling gasoline prices.  The mark to market value of these positions at June 30, 2007 was a loss of approximately $1.5 million.

Corn Pricing

Based on our current hedges and current market conditions, we estimate our corn costs for the third quarter of 2007 will be in the $3.75 to $3.85 per bushel range, and our fourth quarter 2007 corn costs will be in the $3.40 to $3.50 per bushel range, excluding any effects of mark to market adjustments on our hedge positions.  All of our corn hedge positions have been marked to market, and we have already recorded income or loss with respect to these positions as of June 30, 2007.  Increases in prices for open derivative contracts above the closing price at June 30, 2007 will result in mark to market losses on these positions, while prices lower than those at June 30, 2007 will allow for additional hedge gains.

Marketing Alliance

As of April 1, 2007, VeraSun Energy Corporation was no longer part of our marketing alliance.  During the second quarter, two new marketing alliance partner projects began ethanol production.  E3 Biofuels, with production capacity of 24 million gallons of ethanol annually, and Redfield Energy, LLC, with production capacity of 50 million gallons of ethanol annually, both began shipping product during the second quarter.  As of June 30, 2007, our marketing alliance partners have nameplate capacity to produce 361 million gallons of ethanol annually.   We expect one more new plant with annual capacity of 50 million gallons to come online in 2007, along with the expansion of one existing plant to also add 50 million gallons of annual capacity.  We have also signed contracts to market an additional 1.4 billion gallons of ethanol from existing and new marketing alliance partners who have projects currently under construction, and for projects which have been proposed.  301 million gallons of this amount is currently under construction.  We believe these plants currently under construction will be completed and we expect to market these additional gallons.  These plants are expected to come online between October 2007 and December 2008.  In addition, we have also signed marketing agreements for another 1.1 billion gallons of annual capacity for proposed projects.  Construction of these proposed projects has not commenced, and there can be no assurances that these projects will be commenced or completed on a timely basis, or at all.

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

Expansion

We have identified opportunities to increase our equity production capacity through the development of new production facilities and are continually exploring acquisition opportunities.  In addition to the 57 million gallon dry mill expansion of our Pekin, Illinois facility which was completed in early 2007, we have committed to build new ethanol production facilities at Mt. Vernon, Indiana and Aurora, Nebraska, and are exploring adding additional capacity at our existing Pekin, Illinois campus.

We intend to substantially complete 226 million gallons of capacity expansions by the end of 2008.  The timing of the remaining expansions will be based upon, among other factors, market conditions and the availability of financing on attractive terms.   On May 31, 2007, we entered into separate but substantially identical EPC contracts with a construction firm, Kiewit Energy Company (“Kiewit”), to build two initial 113 million gallon ethanol production facilities in Mount Vernon, Indiana and Aurora, Nebraska.  Delta-T Corporation is the technology provider and is a sub-contractor to Kiewit under the EPC contracts.  Under the terms of each of the EPC contracts, Kiewit will provide certain EPC materials and services necessary to build ethanol production facilities at each site capable of initially producing 113 million gallons of denatured ethanol annually as the primary product.  In addition, the EPC contracts also call for Kiewit to provide certain additional materials and services to prepare each site for a phase II expansion.  A phase II expansion would double the capacity of each of the plants, and the Company is currently seeking permits for the full 226 million gallons of annual production capacity for each site upfront.  The EPC contracts call for payments to Kiewit in the amount of $462.5 million.  Certain owner project costs are excluded from the EPC contracts.  These include, but are not limited to, the cost of land, as well as the cost of bringing power, water sewer and natural gas service to the sites.  These costs are the responsibility of Aventine.

Each of the EPC contracts also allows for credits against the contract total for amounts paid for materials and services under each of an advance work agreement entered into with Delta-T Corporation in March 2007 and a pre-EPC agreement entered into with Kiewit in March 2007.  Our timetable to begin and complete these projects is subject to numerous factors beyond our control.  In particular, we have not yet received any environmental or other permits with respect to these expansions (although construction and certain other permit applications have been filed).  Accordingly, we cannot give assurance that these expansion projects will be completed on a timely basis or at all or that we will realize the benefits we anticipate.  In addition, while we expect to raise additional funds for the phase II facility additions, we cannot be sure that we will be able to obtain such additional funding for these phase II transactions on attractive terms or at all.  In addition, we may have to pay penalties or damages under certain contracts related to such capacity expansions.

Bio-Diesel

During the second quarter of 2007, we announced the addition of a major new biodiesel producer to our biodiesel marketing effort.  In the second quarter of 2007, we sold 1.9 million gallons of biodiesel.  Although this program is still in its infancy, we are adding additional resources toward its growth.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	June 30, 2007 (Unaudited)	December 31, 2006

Cash and cash equivalents	$44,059	$29,791
Short-term investments	341,773	98,925
Working capital	454,768	203,247
Total debt	300,000	—
Current ratio	7.90	3.44

On May 31, 2007, we entered EPC contracts to build two initial 113 million gallon ethanol production facilities in Mount Vernon, Indiana and Aurora, Nebraska.   These EPC contracts call for payments to Kiewit in the amount of $462.5 million.  Certain owner project costs are excluded from the EPC contracts.  These include, but are not limited to, the cost of land, as well as the cost of bringing power, water sewer and natural gas service to the sites.  These costs are the responsibility of Aventine.  Each of the EPC contracts also allows for credits against the contract total for amounts paid for materials and services under each of an advance work agreement entered into with Delta-T Corporation in March 2007 and a pre-EPC agreement entered into with Kiewit in March 2007.  The EPC contracts also call for Kiewit to provide certain additional materials and services to prepare each site for a phase II expansion.  A phase II expansion would double the capacity of each of the plants, and the Company is currently seeking permits for the full 226 million gallons of annual production capacity for each site upfront.  While we expect to raise additional funds for the Aurora West and Mt. Vernon phase II facility additions as well as the Pekin III facility, we cannot be sure that we will be able to obtain such additional funding for these transactions on attractive terms or at all.

We are contractually obligated, subject to certain conditions, including obtaining necessary permits, to develop both a 113 million gallon plant adjacent to our Nebraska facility (using commercially reasonable best efforts to obtain a permit for 226 million gallon capacity) and a 226 million gallon plant in Mount Vernon, Indiana.  If we do not meet certain specified milestones, we will be subject to penalties.  The contract to complete the 226 million gallon expansion adjacent to our Nebraska facility provides for liquidated damages not exceeding $5 million if specified milestones are not met or we do not construct a facility with a capacity of at least 110 million gallons.  If such penalties are not paid, the counterparty to the contract has the right to repurchase the property at cost (subject to adjustment for any expenses, which we have paid with respect to infrastructure construction).  In certain cases, the counterparty can agree to an extension and limited cure rights for payments.  The contract for completion of the 226 million gallon plant in Mount Vernon, Indiana provides that, if we do not meet certain milestones, subject to specified extension rights and cure periods, we will be in default under our lease with the Indiana Port Commission.  The State of Indiana may complete construction of the plant at our expense if we fail to do so.  The contract does not provide for liquidated damages as an alternative.  In addition, we would also be subject to certain other penalties provided for in the lease.  Notwithstanding the above, if, despite our diligent efforts, we are unable to obtain permits for the Mt. Vernon facility by September 1, 2007, we have agreed to negotiate in good faith a waiver of the compliance date and establish a new date for compliance.  If we do not reach an agreement, either the Mount Vernon lessor or we can terminate the Mount Vernon lease.  Accordingly, we cannot estimate the amount of damages we could be liable for.

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

Cash and short-term investments.  For the first six months of 2007, cash and short-term investments increased by $257.1 million.  Cash and short-term investments as of June 30, 2007 and December 31, 2006 were $385.8 million and $128.7 million, respectively.   The increase in cash and short-term investments is principally the result of cash received from the private placement of $300 million aggregate principal amount of senior unsecured 10% fixed rate notes, net of fees, cash received from our initial public offering completed in the third quarter of 2006, and from cash provided by operations.

Cash provided by operations.  Net cash provided by operating activities in the first six months of 2007 was $45.0 million, as compared to cash provided by operating activities of $43.5 million for the first six months of 2006.  The increase in cash provided by operations in 2007 versus 2006 is primarily the result of accounts receivable decreasing at a faster rate than our accounts payable, due to the lower working capital requirements necessary to support ethanol purchases from the marketing alliance partner who left our marketing alliance on April 1, 2007.  Cash on our balance sheet, along with the cash received from the issuance of the $300 million of 10% senior unsecured notes, along with continued strong pricing and demand for ethanol, has significantly helped our working capital position.

Cash available under our liquidity facility.  Our liquidity facility consists of a five-year $200 million senior secured revolving credit facility that may, under certain circumstances, increase in amount up to $300 million.  We had no borrowings outstanding under our secured revolving credit facility at June 30, 2007 and $1.2 million of standby letters of credit outstanding, leaving approximately $70.8 million in additional borrowing availability thereunder as of that date.  As of December 31, 2006, we had no borrowings outstanding under our previous secured revolving credit facility and $4.0 million of standby letters of credit outstanding, leaving approximately $26.0 million in additional borrowing availability under the previous secured revolving credit facility as of that date.  A fixed asset component in an amount of $50 million may be added to the borrowing base under our new senior secured revolving liquidity facility on or prior to December 31, 2007 upon the satisfaction of certain requirements.  We are in the process of satisfying the requirements necessary in order to take advantage of this fixed asset component.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, payments related to our outstanding debt and liquidity facility, and the repurchase of shares of our common stock.

Capital expenditures.  In the first six months of 2007, capital expenditures (excluding expansion related expenditures) totaled $8.7 million versus $5.1 million in the first six months of 2006.  Capital expenditures include asset replacement, environmental and safety compliance and cost reduction and productivity improvement items.  Our capital spending plan for all of 2007, excluding our expansion projects, is forecasted to be between $20 and $22 million.

Capital expenditures related to our announced expansion projects totaled $69.7 million in the first six months of 2007.  Amounts spent on the Aurora West and Mt. Vernon include the pre-purchasing of long lead-time equipment and stainless steel material, licensing fees and site preparation work in anticipation of receiving environmental permits.  We expect to spend approximately $250 million in total during 2007 on capacity related expenditures.

Payments related to our outstanding debt and liquidity facility.  In the first six months of 2007, we did not make any interest payments on our debt or our liquidity facility.   In the first six months of 2006, we paid $8.7 million in interest payments on our debt and liquidity facility.

Repurchase of shares of common stock.  In the first six months of 2007, we did not repurchase any shares of our common stock under the share repurchase program approved by our Board of Directors.  The share repurchase program allows the repurchase of up to $50 million of our outstanding common stock, although there are no minimum share purchase requirements.  There is approximately $48.8 million available to be repurchased under this program.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  From time to time, hazardous material spills have occurred at our facilities or properties, which we investigate and remediate as necessary.  Also, soil and groundwater contamination has been identified in the past at our Pekin, Illinois campus.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under CERCLA or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  We have not accrued any amounts for environmental matters as of June 30, 2007.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Our air emissions are subject to the federal Clean Air Act, as amended, and similar state laws which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities.  Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility.  In addition, the permits ultimately issued may impose conditions which are more costly to implement than we had anticipated.  These costs could have a material adverse affect on our financial condition and results of operations.  Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position with other U.S. ethanol producers.  However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers not subject to such stringent requirements.

Federal and state environmental authorities have been investigating alleged excess VOC emissions and other air emissions from many U.S. ethanol plants, including our Illinois and Nebraska facilities.  The matter relating to our Illinois wet mill facility is still pending, and we could be required to install costly additional air pollution control equipment or take other measures to control air pollutant emissions at that facility.  In addition, if the authorities determine our emissions were in violation of applicable law, we would likely be required to pay fines that could be material.

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.  We have included in our capital budget for 2007 approximately $10.8 million for projects relating to environmental, health and safety matters, including for the installation of air pollution control equipment and for wastewater discharge improvements at our Illinois wet mill facility.  As of June 30, 2007, we have spent approximately $2.1 million of this amount.  The majority of the 2007 environmental capital budget relates to compliance with the EPA’s final National Emissions Standard for Hazardous Air

Pollutants, or NESHAP, under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters.  This NESHAP requires us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from certain of our boilers and process heaters.  We have been granted an extension until June 12, 2008 to complete work under this NESHAP.  Based on engineering conducted to date and currently available information, we have budgeted $7.4 million to comply with this NESHAP in 2007.  If we do not meet this June 2008 deadline, fines and penalties could be imposed on us, which could be substantial.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn costs for the three months ended June 30, 2007 and 2006 was $3.99 and $2.27 per bushel, respectively.  For the six month periods ended June 30, 2007 and 2006, our weighted average corn costs were $3.79 and $2.19 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At June 30, 2007, we had commitments to purchase approximately 18.0 million bushels of corn through December 2009 at an average price of $3.98 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”).  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

(In millions)	June 30, 2007

Realized and unrealized gains included in earnings	$3.7

(In millions)	June 30, 2007

Net bushels sold	12.5
Aggregate notional value of derivatives outstanding	$48.6
Period through which derivative positions currently exist	December 2009
Unrealized gain on the fair value of outstanding derivative positions	$4.7
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(4.4)

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At June 30, 2007, we had fixed contracts to sell approximately 20.7 million gallons of ethanol at an average fixed price of $2.05 per gallon.  These normal purchase/sale transactions are not marked to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At June 30, 2007, we had sold forward approximately 49.7 million gallons of ethanol using wholesale gasoline as an index plus a fixed spread that averaged $0.03 per gallon.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under SFAS 133.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

(In millions)	June 30, 2007

Realized and unrealized loss included in earnings	$(1.5)

(In millions)	June 30, 2007

Gallons sold	15.2
Aggregate notional value of derivatives outstanding	$29.8
Period through which derivative positions currently exist	January 2008
Unrealized loss on the fair value of outstanding derivative positions	$(1.5)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.1)

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

PART II.                OTHER INFORMATION

Item 1.                      Legal Proceedings

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations. We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

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

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 9, 2007, the Company held its Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of those votes were as follows:

(1)  Election of Class II Directors:

	Vote for	Votes against	Votes withheld and non-votes

Richard A. Derbes	33,589,889	1,168,669	7,142,186
Michael C. Hoffman	35,016,650	294,444	6,589,650
Arnold M. Nemirow	35,023,330	287,613	6,589,801

Other directors whose term of office continued after the meeting were Messrs. Bobby L. Latham as Class I directors; and Messrs. Leigh J. Abramson, Wayne D. Kuhn and Ronald H. Miller as class III directors.

(2)  Ratification of the Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan (Amended and Restated as of March 22, 2007):

Vote for	Votes against	Votes withheld and non-votes

25,832,900	4,357,951	11,709,893

(3)  Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Vote for	Votes against	Votes withheld and non-votes

35,274,398	43,762	6,582,584

Item 5.                                     Other Information

None

Item 6.                                     Exhibits

(a)          Exhibits

10.1

Form of Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan (Amended and Restated as of April 16, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.2	Engineering, Procurement and Construction Services Fixed Price Contract, dated as of May 31, 2007, between Aventine Renewable Energy-Aurora West, LLC and Kiewit Energy Company.*

10.3	Engineering, Procurement and Construction Services Fixed Price Contract, dated as of May 31, 2007, between Aventine Renewable Energy-Mt. Vernon, LLC and Kiewit Energy Company.*

10.4	Parent Guaranty Agreement, dated as of August 6, 2007, between the Company and Kiewit Energy Company.

10.5	Parent Guaranty Agreement, dated as of August 6, 2007, between the Company and Kiewit Energy Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 10, 2007	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Principal Accounting Officer