Form 10-Q
period 2008-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2008-05-12
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 7, 2008
Common Stock, $0.001 Par Value	41,971,330 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                      FINANCIAL INFORMATION

Item 1.                             Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share amounts)	2008	2007

Net sales	$509,948	$436,662
Cost of goods sold	485,865	408,247
Gross profit	24,083	28,415
Selling, general and administrative expenses	8,869	9,598
Non-cash loss on available for sale securities	21,625	—
Realized loss on sales of securities	1,500	—
Other income	(777)	(164)
Operating income (loss)	(7,134)	18,981
Other income (expense)
Interest income	2,239	1,368
Interest expense	(2,391)	(336)
Other non-operating income	1,868	3,869
Minority interest	191	(518)
Income (loss) before income taxes	(5,227)	23,364
Income tax expense	5,568	8,424
Net income (loss)	$(10,795)	$14,940

Per share data:
Income (loss) per common share – basic:	$(0.26)	$0.36
Basic weighted average number of common shares	41,838	41,811

Income (loss) per common share – diluted:	$(0.26)	$0.35
Diluted weighted average number of common and common equivalent shares	41,866	42,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,954	$17,171
Short-term investments	—	211,500
Accounts receivable	67,342	73,058
Inventories	100,409	81,488
Income tax receivable	9,871	11,962
Prepaid expenses and other current assets	10,522	12,816
Total current assets	262,098	407,995
Property, plant and equipment, net	106,450	111,867
Construction in process	285,891	226,410
Long-term investments	105,575	—
Net deferred tax assets	—	1,196
Other assets	15,375	14,717
Total assets	$775,389	$762,185
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,565	$91,871
Accrued interest	15,000	7,500
Accrued liabilities	2,765	3,625
Other current liabilities	1,614	1,622
Total current liabilities	122,944	104,618
Senior unsecured 10% notes due April 2017	300,000	300,000
Minority interest	9,640	9,832
Net deferred tax liabilities	2,513	—
Other long-term liabilities	3,905	3,864
Total liabilities	439,002	418,314
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 41,971,330 and 41,734,223 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively, net of 21,548,640 shares held in treasury as of March 31, 2008 and December 31, 2007	42	42
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	282,538	279,218
Retained earnings	54,140	64,935
Accumulated other comprehensive loss	(333)	(324)
Total stockholders’ equity	336,387	343,871
Total liabilities and stockholders’ equity	$775,389	$762,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007

Operating Activities
Net income (loss)	$(10,795)	$14,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash loss on available for sale securities	21,625	—
Depreciation and amortization	3,573	2,950
Minority interest	(191)	518
Stock-based compensation expense	1,873	1,594
Deferred income tax	3,709	645
Loss on the sale of securities	1,500	—
Other	(542)	194
Changes in operating assets and liabilities:
Accounts receivable, net	5,716	21,554
Inventories	(18,921)	(26,608)
Accounts payable and other liabilities	18,326	(277)
Other changes in operating assets and liabilities	3,517	2,391
Net cash provided by operating activities	29,390	17,901

Investing Activities
Additions to property, plant and equipment, net	(59,946)	(12,418)
Investment in short-term securities	—	(45,825)
Sale of short-term securities	82,800	—
Indemnification proceeds	3,039	—
Net cash provided by (used for) investing activities	25,893	(58,243)

Financing Activities
Proceeds from issuance of senior unsecured notes	—	300,000
Payment of debt issuance costs	—	(8,070)
Proceeds from stock option exercises	—	173
Proceeds from the issuance of common stock	1,500	—
Distributions to minority shareholders	—	(432)
Net cash provided by financing activities	1,500	291,671
Net increase in cash and cash equivalents	56,783	251,329
Cash and cash equivalents at beginning of period	17,171	29,791
Cash and cash equivalents at end of period	$73,954	$281,120

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2008 and 2007.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of March 31, 2008, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2007, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, and FASB Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, effective on January 1, 2008.  See Note 8 for additional information regarding the adoption of SFAS 157 and SFAS 159 by the Company.

(2)                                Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.  SFAS 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of and gains and losses on derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating SFAS 161, but does not expect it will have a material impact on the Company’s financial position or results of operations.

(3)                                Inventories

Inventories are as follows:

(In thousands)	March 31, 2008	December 31, 2007

Finished products	$92,585	$73,530
Work-in-process	2,495	2,035
Raw materials	3,423	2,757
Supplies	1,906	3,166
Totals	$100,409	$81,488

(4)                                Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

(In thousands)	March 31, 2008	December 31, 2007

Prepaid motor fuel taxes	$4,612	$5,061
Margin deposits on derivative instruments	3,338	4,013
Prepaid insurance	862	1,107
Prepaid ethanol	—	1,050
Deferred income taxes current	957	854
Other prepaid expenses	753	731
Totals	$10,522	$12,816

(5)                                Other Assets

Other assets are as follows:

(In thousands)	March 31, 2008	December 31, 2007

Deferred debt issuance costs	$7,369	$7,533
Investment in marketing alliances	6,000	6,000
Funded status of pension plan	2,006	1,184
Totals	$15,375	$14,717

Deferred debt issuance costs are subject to amortization.  Original deferred debt issuance costs totaling $7.2 million relating to our 10% senior unsecured notes are being amortized utilizing a method which approximates the effective interest method over the life of the notes of 10 years, resulting in amortization expense of $0.7 million in 2008 and each year thereafter.  Original deferred debt issuance costs totaling $0.9 million relating to our secured revolving credit facility are being amortized utilizing a method which approximates the effective interest method over the five year life of the facility, resulting in amortization expense of $0.2 million in 2008 and each year thereafter.

(6)                                Debt

The following table summarizes the Company’s long-term debt:

(In thousands)	March 31, 2008	December 31, 2007
Senior unsecured 10% notes due April 2017	$300,000	$300,000
Secured revolving credit facility	—	—
	300,000	300,000
Less short-term borrowings	—	—
Total long-term debt	$300,000	$300,000

Senior Revolving Credit Facility

Our liquidity facility consists of a five year secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender, of up to $200 million, subject to collateral availability, which, under certain circumstances, can be increased up to $300 million.  Our secured revolving credit facility includes a $25 million sub-limit for letters of credit.  The credit facility expires in March 2012, and is secured by substantially all of the Company’s assets, with the exception of the assets of Nebraska Energy, LLC.

Collateral availability is determined via a borrowing base, which includes a percentage of eligible receivables and inventory, and no more than $50 million of property, plant and equipment.  The amount of property, plant and equipment which can be included in the borrowing base reduces at a rate of $1.8 million each quarter beginning with the quarter ending December 31, 2007.  At March 31, 2008, the amount of property, plant and equipment which was eligible for inclusion in the calculation of the borrowing base was $46.4 million.

Borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate plus a margin between 1.25% to 1.75%, depending on the average availability, or (ii) the greater of the prime rate or the federal funds rate plus 0.50%, plus a margin between 0.00% to 0.50%, depending on the average availability.  Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on Eurodollar loans is payable at the end of each interest period, but in no event less frequently than quarterly.  In addition, fees and expenses are payable based on unused borrowing availability (0.25% to 0.375% per annum, depending on the average availability), outstanding letters of credit (1.375% to 1.875% fee, depending on the average availability) and administrative and legal costs.

Availability under our secured revolving credit facility is subject to customary conditions, including the accuracy of representations and warranties, the absence of any material adverse change and compliance with certain covenants, which, among other things, may limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; consolidate, merge or effect asset sales; or change the nature of our business.  In addition, if availability under the facility falls below $50 million, we must maintain a fixed charge coverage ratio of EBITDA (as defined under the agreement) less non-financed capital expenditures and taxes to fixed charges (scheduled investments of principal, interest expense, and dividend and certain other payments) of 1.1 to 1.

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

We had no borrowings outstanding under our secured revolving credit facility at March 31, 2008, and $16.9 million of standby letters of credit outstanding, thereby leaving approximately $132.1 million in borrowing availability under our secured revolving credit facility as of that date.  We were in compliance with the covenants contained in the secured revolving credit facility as of March 31, 2008.

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

In addition, at any time prior to April 1, 2010, we may redeem up to 35% of the principal amount of the Notes from time to time originally issued with the net cash proceeds of one or more sales of qualifying capital stock of the Company at a redemption price of 100% of the principal amount, together with accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after such redemption and notice of any such redemption is mailed within 60 days of each such sale of capital stock.  The terms of the Notes also contain restrictive covenants that limit our ability to, among other things, incur additional debt, sell or transfer assets, make certain investments or guarantees, enter into transactions with shareholders and affiliates, and pay future dividends.

On August 10, 2007, we exchanged all of the outstanding Notes for an issue of registered unsecured senior notes, with terms identical to the Notes.

(7)                                Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	March 31, 2008	December 31, 2007

Accrued postretirement	$2,382	2,310
Unearned commissions	1,523	1,554
Totals	$3,905	$3,864

(8)                                Fair Value Measurements

SFAS 157

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  There was no impact for adoption of SFAS 157 to the consolidated financial statements.  SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires that fair value measurements be classified and disclosed in one of the following three categories:

•                 Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•                 Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•                 Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above
SFAS 157 pricing levels as of March 31, 2008:

		Fair Value Measurements at the Reporting Date Using
	Fair Value at March 31, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$73,954	$73,954	—	—
Available for sale securities	$105,575	—	—	$105,575
Commodity futures contracts recorded in prepaid expenses and other	$(5,446)	$(5,446)	—	—

At March 31, 2008, we have investments totaling $127.2 million par value in taxable student loan auction rate securities (“ARS”).  The ARS held by the Company are private placement securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days.  The auctions historically provided a liquid market for these securities as investors previously could readily sell their investments at auction at par value, providing a consistent fair value measurement.  With the liquidity issues experienced in global credit and capital markets, however, the ARS held by the

Company have experienced multiple failed auctions, beginning on February 8, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

In conjunction with the liquidity issues surrounding these securities, the Company reduced the carrying value of the ARS on its balance sheet by $21.6 million as of March 31, 2008.  We have included our investments related to available for sale auction rate securities, of which $105.6 million are classified as non-current, in the Level 3 category.  Given the highly illiquid market for these securities, bids for the full amount of our ARS were not available.  Therefore, we reduced the carrying value of our ARS by using an internally prepared valuation model based upon discounted cash flows using the best available, comparable external data points and other judgmental adjustments where considered appropriate.  The model’s assumptions include a discount factor and estimated weighted average life of the securities.

The following table represents a reconciliation of the change in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Net transfers into Level 3 category from Level 1 category	127,200
Total unrealized losses recognized in net income	(21,625)
Balance at March 31, 2008	$105,575

The non-cash loss of $21.6 million is included in “non-cash loss on available for sale securities” in the unaudited Condensed Consolidated Statement of Operations and are related to ARS held at March 31, 2008.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default, and we continue to receive interest payments on these securities in accordance with their stated terms.  Interest rates on most of our ARS for the current 28 day period have been reset to zero, as the ARS trusts are designed to make sure that they do not pay out more in interest than they collect from students.  We expect rates to reset whereby we will again be receiving interest income on these securities in the future.  However, rates we receive on these securities may remain volatile.  The credit ratings for all of our ARS are AAA.  The underlying collateral of the ARS consist of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”).  We do not believe we will be able to access funds as needed from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market which is currently limited.  We currently are unable to liquidate our investment in these ARS without realizing significant losses.  The Company may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of March 31, 2008.  All of the ARS which we hold had, prior to March 31, 2008, been classified as short-term investments.

The Company is currently pursuing all available alternatives to monetize the remaining ARS it holds and to increase its liquidity position, including discussions with banks on a new or amended credit facility.  We are also evaluating several scenarios with respect to our capacity expansion projects.  We expect to make progress towards resolution of this issue during the second quarter of 2008.  After utilization of our current available resources, should we not be successful in our current efforts to increase liquidity on a timely basis and on acceptable terms, we will have to either attempt to raise additional funds or slow down the construction of our new facilities, or both.  In addition, delays in the construction of our new facilities could expose us to material penalties.

The fair value of our derivative contracts are primarily measured based on closing market prices for commodities as quoted on the Chicago Board of Option Trading (“CBOT”) or the New York Mercantile Exchange (“NYMEX”).

The Company recorded net gains of $1.9 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively, under “other non-operating income” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions.

SFAS 159

The Company adopted SFAS 159 effective January 1, 2008.  We have not elected the fair value option for any of our financial assets or liabilities.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	6,000	n/a	6,000	n/a
Long-term debt	300,000	192,000	300,000	274,500

The Company’s investments accounted for under the cost method consist of minority positions in equity securities of other ethanol operating companies.  The fair value of these equity investments is based on cost, as it is not practical to estimate a fair value for these non-publicly traded companies.  The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.  Any impairment loss is reported under “Other income (expense)” in the consolidated statement of operations.

The fair value of our senior secured floating rate notes are based upon quoted closing market prices at the end of the period.

(9)                                Stock-Based Compensation Plans

The Company values its share-based payment awards using a form of the Black-Scholes option-pricing model (the “option pricing model”).  The determination of fair value of share-based payment awards on the date of grant using the option pricing model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have a very short-term history of stock price volatility as a public company, we calculate volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated using a 3% forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Pre-tax stock-based compensation expense for the three month periods ended March 31, 2008 and 2007 was approximately $1.9 million and $1.6 million, respectively.  For the three month period ended March 31, 2008, $1.8 million was charged to SG&A expense and $0.1 million was charged to cost of goods sold.  For the three month period ended March 31, 2007, $1.6 million was charged to selling, general and administrative expense.  Stock-based compensation expense reduced earnings per share by $0.03 per basic and fully diluted share and $0.02 per basic and fully diluted share for the three month periods ended March 31, 2008 and 2007, respectively.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.7 million and $0.6 million for the three month periods ended March 31, 2008 and 2007, respectively.  The Company recorded pre-tax stock-based compensation expense for the three month periods ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
(in millions)	2008	2007

Stock-based compensation expense:
Non-qualified stock options	$1.6	$1.5
Restricted stock	0.1	0.1
Restricted stock units	0.1	—
Long-term incentive plan	0.1	—
Total	$1.9	$1.6

As of March 31, 2008, the Company had not yet recognized compensation expense on the following non-vested awards:

(in millions)	Non-recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified stock options	$18.6	3.2
Restricted stock	0.9	1.7
Restricted stock units	0.2	0.5
Long-term incentive plan	2.1	2.1
Total	$21.8	3.0

The Company granted stock options during the quarters ended March 31, 2008 and 2007.  The determination of the fair value of the stock option awards, using the option pricing model, incorporated the assumptions in the following table for stock options granted during the three month periods ended March 31, 2008 and 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the three month periods ending March 31, 2008 and 2007 are as follows:

	2008	2007
Expected stock price volatility	58.0%	58.0%
Expected life (in years)	6.5	6.5
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$6.85	$9.27

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Options outstanding – January 1, 2008	3,516	$8.10	7.4	$—
Granted	568	6.85	9.9	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—
Options outstanding – March 31, 2008	4,084	$7.93	7.5	$—
Options exercisable – March 31, 2008	1,396	$4.11	6.4	$1,522

The range of exercise prices of the exercisable options and outstanding options at March 31, 2008 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life
	(in thousands)	(in thousands)	(years)
$0.23	680	1,006	5.3
$2.36 - $4.80	542	1,410	7.4
$7.05	—	518	9.9
$15.26 - $17.29	40	480	9.1
$22.15 - $22.50	126	630	8.0
$43.00	8	40	8.3
Totals	1,396	4,084	7.5

Restricted stock award activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
	(in thousands)

Unvested restricted stock awards – January 1, 2008	75.9	$16.29
Granted	—	—
Vested	13.1	15.26
Cancelled or expired	—	—
Unvested restricted stock awards – March 31, 2008	62.8	$16.50

Restricted stock unit award activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
	(in thousands)

Unvested Restricted stock unit awards – January 1, 2008	18.0	$15.85
Granted	9.3	13.08
Vested	7.8	16.58
Cancelled or expired	—	—
Unvested restricted stock unit awards – March 31, 2008	19.5	$14.22

(10)                         Interest Expense

The following table summarizes interest expense:

	Three Months Ended March 31,
(in thousands)	2008	2007

Interest expense	$7,508	$336
Amortization of deferred debt issuance costs	242	—
Capitalized interest	(5,359)	—
Interest expense, net	$2,391	$336

(11)                         Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended March 31, 2008 and 2007 of $0.3 million and $0.4 million, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three Months Ended March 31,
(In thousands)	2008	2007

Service cost	$88	$88
Interest cost	124	124
Expected return on plan assets	(180)	(180)
Amortization of prior service costs	11	11
Amortization of net actuarial loss	6	6
Net periodic pension cost	$49	$49

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three Months Ended March 31,
(In thousands)	2008	2007

Service cost	$38	$38
Interest cost	34	34
Net periodic postretirement cost	$72	$72

(12)                         Income Taxes

As of March 31, 2008, the Company has no uncertain tax positions outstanding.  We include the interest expense or income, as well as potential penalties on unrecognized tax benefits, as components of income tax expense in the Condensed Consolidated Statement of Operations.  As of March 31, 2008, because we had no uncertain tax positions outstanding, we also had no liability for accrued interest on unrecognized tax benefits.

Our federal income tax return for 2006 and 2007 is open for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statues of limitations open from 2003 to 2006.

In the first quarter of 2008, we accrued a deferred income tax benefit of $8.4 million related to the $21.6 million non-cash loss on available for sale securities we hold.  Because we do not expect to have sufficient capital gains to offset the $21.6 million capital loss, should it become realized, we also recorded in the first quarter of 2008 a valuation allowance for the full amount of the income tax benefit accrued.

(13)                         Earnings (Loss) Per Share

                                                Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units (“RSU’s”).

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Net income (loss)	$(10,795)	$14,940

Weighted average shares and share equivalents outstanding:
Basic shares	41,838	41,811
Dilutive non-qualified stock options and RSU’s	28	647
Diluted weighted average shares and share equivalents	41,866	42,458

Income (loss) per common share - basic:	$(0.26)	$0.36
Income (loss) per common share - diluted:	$(0.26)	$0.35

We had additional potentially dilutive securities outstanding representing options on 4.1 million common shares at March 31, 2008 that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with SFAS 128.

(14)                         Industry Segment

                                                The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade biofuels.

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

(16)                         Unaudited Condensed Consolidating Financial Information

The following tables present unaudited condensed consolidating financial information for: (a) Aventine Renewable Energy Holdings, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10% senior unsecured Notes (“Subsidiary Guarantors”), which include Aventine Renewable Energy, LLC; Aventine Renewable Energy, Inc.; Aventine Power, LLC; Aventine Renewable Energy – Aurora West, LLC; and Aventine Renewable Energy – Mt. Vernon, LLC; and (c) the Non-Guarantor Subsidiary, Nebraska Energy, LLC.  Each Subsidiary Guarantor is wholly-owned by Aventine Renewable Energy Holdings, Inc.  The guarantees of each of the Subsidiary Guarantors are full, unconditional, joint and several.  Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.  Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$518,906	$25,311	$(34,269)	$509,948
Cost of goods sold	—	494,616	25,280	(34,031)	485,865
Gross profit	—	24,290	31	(238)	24,083
Selling, general and administrative expenses	33	8,375	699	(238)	8,869
Non-cash loss on available for sale securities	—	21,625	—	—	21,625
Realized loss on the sale of securities	—	1,500	—	—	1,500
Other income	—	(776)	(1)	—	(777)
Operating loss	(33)	(6,434)	(667)	—	(7,134)
Other income (expense):
Interest income	—	2,227	12	—	2,239
Interest expense	(2,323)	(68)	—	—	(2,391)
Equity in undistributed earnings of subsidiaries	(2,871)	(464)	—	3,335	—
Other non-operating income (expense)	—	1,868	—	—	1,868
Minority interest	—	—	—	191	191
Income (loss) before income taxes	(5,227)	(2,871)	(655)	3,526	(5,227)
Income tax expense	5,568	(1,120)	—	1,120	5,568
Net income (loss)	$(10,795)	$(1,751)	$(655)	$2,406	$(10,795)

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$439,376	$21,923	$(24,637)	$436,662
Cost of goods sold	—	413,936	18,698	(24,387)	408,247
Gross profit	—	25,440	3,225	(250)	28,415
Selling, general and administrative expenses	163	8,919	766	(250)	9,598
Other income	—	(164)	—	—	(164)
Operating income (loss)	(163)	16,685	2,459	—	18,981
Other income (expense):
Interest income	—	1,342	26	—	1,368
Interest expense	(336)	—	—	—	(336)
Equity in undistributed earnings of subsidiaries	23,647	2,447	—	(26,094)	—
Other non-operating income	—	3,389	480	—	3,869
Minority interest	—	—	—	(518)	(518)
Income before income taxes	23,148	23,863	2,965	(26,612)	23,364
Income tax expense	8,208	9,675	—	(9,459)	8,424
Net income	$14,940	$14,188	$2,965	$(17,153)	$14,940

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

March 31, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$71,773	$2,181	$—	$73,954
Accounts receivable, net	—	66,987	355	—	67,342
Inventories	—	99,098	2,568	(1,257)	100,409
Intercompany receivable	321,341	—	454	(321,795)	—
Income tax receivable	—	9,871	—	—	9,871
Prepaid expenses and other assets	6	10,371	145	—	10,522
Total current assets	321,347	258,100	5,703	(323,052)	262,098

Property, plant and equipment, net	—	90,336	16,114	—	106,450
Construction in process	—	283,336	2,555	—	285,891
Investment in subsidiaries	323,494	43,883	—	(367,377)	—
Long-term investments		105,575	—	—	105,575
Other assets	6,546	8,829	—	—	15,375
Total assets	$651,387	$790,059	$24,372	$(690,429)	$775,389

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$100,571	$4,251	$(1,257)	$103,565
Accrued interest	15,000	—	—	—	15,000
Accrued liabilities	—	2,551	214	—	2,765
Other current liabilities	—	1,254	360	—	1,614
Intercompany payable	—	321,875	—	(321,875)	—
Total current liabilities	15,000	426,251	4,825	(323,132)	122,944

Long-term debt	300,000	—	—	—	300,000
Net deferred tax liabilities	—	2,513	—	—	2,513
Minority interest	—	—	—	9,640	9,640
Other long-term liabilities	—	3,905	—	—	3,905
Total liabilities	315,000	432,669	4,825	(313,492)	439,002
Stockholders’ equity	336,387	357,390	19,547	(376,937)	336,387
Total liabilities and stockholders’ equity	$651,387	$790,059	$24,372	$(690,429)	$775,389

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$13,640	$3,531	$	$17,171
Short-term investments	—	211,500	—		211,500
Accounts receivable, net	—	72,695	363		73,058
Inventories	—	80,909	1,705	(1,126)	81,488
Income tax receivable	—	11,962	—		11,962
Intercompany receivable	318,272	—	1,361	(319,633)	—
Prepaid expenses and other assets	6	12,642	168		12,816
Total current assets	318,278	403,348	7,128	(320,759)	407,995

Property, plant and equipment, net	—	93,001	18,866		111,867
Construction in process		225,122	1,288		226,410
Investment in subsidiaries	326,365	44,347	—	(370,712)	—
Net deferred tax assets	—	1,196	—		1,196
Other assets	6,728	7,989	—		14,717
Total assets	$651,371	$775,003	$27,282	$(691,471)	$762,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$88,675	$4,322	$(1,126)	$91,871
Accrued interest	7,500				7,500
Accrued liabilities	—	3,361	264	—	3,625
Other current liabilities	—	1,317	305	—	1,622
Intercompany payable	—	319,633	—	(319,633)	—
Total current liabilities	7,500	412,986	4,891	(320,759)	104,618

Long-term debt	300,000	—	—		300,000
Minority interest	—	—	—	9,832	9,832
Other long-term liabilities	—	3,864	—		3,864
Total liabilities	307,500	416,850	4,891	(310,927)	418,314
Stockholders’ equity	343,871	358,153	22,391	(380,544)	343,871
Total liabilities and stockholders’ equity	$651,371	$775,003	$27,282	$(691,471)	$762,185

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Operating Activities
Net cash provided by (used for) operating activities	$(1,500)	$30,741	$149	$—	$29,390
				—
Investing Activities				—
Additions to property, plant and equipment	—	(58,447)	(1,499)	—	(59,946)
Sale of investment securities		82,800	—		82,800
Indemnification proceeds		3,039	—		3,039
Net cash provided by (used for) investing activities	—	27,392	(1,499)	—	25,893

Financing Activities
Proceeds from issuance of common stock	1,500	—	—	—	1,500
Net cash provided by financing activities	1,500	—	—	—	1,500
Net increase (decrease) in cash and cash equivalents	—	58,133	(1,350)	—	56,783
Cash and cash equivalents at beginning of period	—	13,640	3,531	—	17,171
Cash and cash equivalents at end of period	$—	$71,773	$2,181	$—	$73,954

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Operating Activities
Net cash provided by (used for) operating activities	$(292,103)	$307,790	$2,214	$—	$17.901
				—
Investing Activities				—
Additions to property, plant and equipment	—	(12,340)	(78)	—	(12,418)
Investment in short-term securities	—	(45,825)	—	—	(45,825)
Net cash used for investing activities	—	(58,165)	(78)	—	(58,243)

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—	—	—	300,000
Payment of debt issuance costs	(8,070)	—	—	—	(8,070)
Proceeds from stock option exercises	173	—	—	—	173
Distribution to minority stockholders	—	1,568	(2,000)	—	(432)
Net cash provided by (used for) financing activities	292,103	1,568	(2,000)	—	291,671
Net increase in cash and cash equivalents	—	251,193	136	—	251,329
Cash and cash equivalents at beginning of period	—	26,413	3,378	—	29,791
Cash and cash equivalents at end of period	$—	$277,606	$3,514	$—	$281,120

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate will occur in the future.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management.  When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements.  Statements relating to future sales, earnings, operating performance, restructuring strategies, plant expansions, capital expenditures and sources and uses of cash, for example, are forward-looking statements.

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Item “1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three month periods ended March 31, 2008 and 2007.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

•                  Ethanol that we purchase from other producers and marketers.

We market and sell ethanol without regard to whether we produced it, are marketing it for our marketing alliance partners or purchased it for resale from other producers or marketers.  In addition to ethanol, we also purchase and market biodiesel.

Executive Summary

We incurred a net loss of $10.8 million, or $0.26 per diluted share, in the first quarter of 2008, as compared to net income of $14.9 million, or $0.35 per diluted share, in the first quarter of 2007.  The net loss in the first quarter of 2008 includes $21.6 million in non-cash losses related to available for sale securities.  Excluding this non-cash loss, net income and diluted earnings per share would have been $10.8 million and $0.26, respectively.  Net income in this quarter over quarter period was also affected by significantly higher corn costs, higher freight costs and lower gains on hedging transactions, offset somewhat by lower SG&A spending, higher ethanol pricing, and higher volumes of ethanol sold.  Revenue in the first quarter of 2008 was $509.9 million, an increase of $73.2 million, or 16.8%, from first quarter 2007 revenue of $436.7 million.  Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, declined in Q1’08 to $1.21 per gallon, from $1.25 per gallon in Q1’07.  The average sales price per gallon of ethanol increased in Q1’08 to $2.21 per gallon from the $2.10 average received in Q1’07.  However, corn costs during the first quarter of 2008 averaged $4.50 per bushel, significantly higher than our first quarter 2007 cost of $3.58 per bushel.

Gallons of ethanol sold in the first quarter of 2008 increased 9.3%, to 211.2 million gallons from 193.2 million gallons in the first quarter of 2007.  Higher purchase/resale gallons were offset by declines in equity production and lower volumes available from marketing alliance partners.  Ethanol production in the quarter totaled 47.7 million gallons, down slightly from 48.9 million gallons in the first quarter of 2007.

Gross profit was $24.1 million in the first quarter of 2008, a decrease of $4.3 million from the first quarter of 2007.  The decline in gross profit was principally the result of a lower commodity spread caused principally by significantly higher corn costs.  Although ethanol prices increased, they did not increase at a rate sufficient to offset the higher corn prices.  Every 4 cent rise in corn costs requires a 1 cent rise in ethanol prices to maintain the same spread.

The average inventory cost of $1.95 per gallon at the end of the first quarter of 2008 versus $1.80 at the end of the fourth quarter of 2007 reflects the increase in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  The economic impact of selling gallons that were previously held in inventory at the end of the fourth quarter of 2007 during a period of rising prices, was $5.5 million.  There was no economic impact of this same issue in the first quarter of 2007, as the value of ethanol in inventory was $1.91 at the end of both Q4’06 and Q1’07.  Our inventory is valued based upon a weighted average price we pay for ethanol that we purchase from our marketing alliance partners and our purchase/resale transactions, along with our own cost to produce ethanol.  Changes, either upward or downward, in our purchased cost of ethanol or our own production costs, will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

Other non-operating income for the first quarter of 2008 includes $1.9 million of realized and unrealized net gains on derivative contracts, including the effect of marking to market derivative contracts, versus net gains in the first quarter of 2007 of $3.9 million.  The gains recorded in the first quarter of 2008 reflect mark to market net gains on CBOT corn positions totaling $1.9 million and net gains on short gasoline future positions that were immaterial.  All of our derivative hedge positions have been marked to market, and we have already recorded income or loss with respect to these positions as of March 31, 2008.  Changes in prices for open derivative contracts may result in additional mark to market gains or losses on these positions in future periods.

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Total gallons of ethanol sold in the first quarter of 2008 increased to 211.2 million gallons, versus 193.2 million gallons sold in the first quarter of 2007.  Gallons of ethanol were sourced as follows:

For the Three Months Ended March 31,
(In thousands, except for percentages)	2008	2007	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	47,735	48,907	(1,172)	(2.4)%
Marketing alliance purchases	129,889	134,709	(4,820)	(3.6)%
Purchase/resale	38,964	21,528	17,436	81.0%
Decrease (increase) in inventory	(5,346)	(11,956)	6,610	N.M. *
Total	211,242	193,188	18,054	9.3%

*  Not meaningful

Net sales in the first quarter of 2008 increased 16.8% from the first quarter of 2007.  Net sales were $509.9 million in the first quarter of 2008 versus $436.7 million in the first quarter of 2007.  Overall, the increase in net sales was the result of the increase in the average sales price of ethanol sold and higher volumes of ethanol sold.  Ethanol prices averaged $2.21 per gallon in the first quarter of 2008 versus $2.10 in the first quarter of 2007.

Co-product revenues for the first quarter of 2008 totaled $33.3 million, an increase of $10.2 million or 44.2%, from the first quarter 2007 total of $23.1 million.  Co-product revenues increased during the first quarter of 2008 as a result of a combination of higher co-product pricing for germ, meal and DDGS caused by increasing corn prices, and from higher volumes sold.  In the first quarter of 2008, we sold 272.4 thousand tons, versus 267.1 thousand tons in the first quarter of 2007.  Co-product revenues, as a percentage of corn costs, were 41.2% during the first quarter of 2008, versus 35.7% in the first quarter of 2007.  Co-product revenues, as a percentage of corn costs, increased in the first quarter of 2008 as compared to 2007 as the result of increases in co-product pricing rising at a faster rate in 2008 versus 2007 as compared to corn.

Cost of goods sold for the quarter ended March 31, 2008 was $485.9 million, compared to $408.2 million for the quarter ended March 31, 2007, an increase of $77.7 million or 19.0%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and the cost of purchasing ethanol and biodiesel from other producers and marketers, freight and logistics costs to ship ethanol, biodiesel and co-products, and the cost of motor fuel taxes which have been billed to customers.  The increase in cost of goods sold is principally the result of increased corn costs, increased freight costs, and higher prices paid for purchased biofuels.

Purchased ethanol in the first quarter of 2008 totaled $341.9 million, versus $300.9 million in the first quarter of 2007.  The increase in purchased ethanol results from both the increase in the cost per gallon of ethanol purchased, and from the increase in the number of gallons of ethanol purchased.  In the first quarter of 2008, we purchased 168.9 million gallons of ethanol at an average cost of $2.02 per gallon as compared to 156.2 million gallons of ethanol at an average cost of $1.93 in the first quarter of 2007.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first quarter of 2008 totaled $80.8 million or $4.50 per bushel, versus $64.7 million, or $3.58 per bushel in the first quarter of 2007.  The increase in corn costs is due to higher corn prices as a result of expected new ethanol production facilities being built and increased demand for grains on a global basis, along with lower planting expectations for 2008.

Conversion costs for the first quarter of 2008 increased to $29.8 million from $27.0 million for the first quarter of 2007.  The total dollars spent on conversion costs increased year over year as a result of higher denaturant costs, higher utility expenses and higher outside service costs.  The conversion cost per gallon increased year over year to $0.62 per gallon in the first quarter of 2008 versus $0.55 per gallon in the first quarter of 2007.  Conversion costs per gallon in the first quarter of 2008 were also negatively affected by the lower number of gallons produced as a result of lowering the denaturant blending levels to 1.96% from 4.76%.

Depreciation in the first quarter of 2008 totaled $3.3 million, versus $2.9 million in the first quarter of 2007.  The increase in depreciation expense is the result of the new Pekin dry mill beginning production.  Motor fuel taxes were $3.4 million in the first quarter of 2008 versus $6.2 million in the first quarter of 2007.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the first quarter of 2008 increased to $42.2 million, or approximately $0.20 per gallon, from $30.2 million, or $0.16 per gallon in the first quarter of 2007.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.  The increase in freight costs was primarily due to increasing fuel surcharges resulting from record high oil prices, which continue to negatively impact general freight rates, and from general freight increases associated with moving product along longer supply lines to emerging new markets in the Southeast. These additional expenses have been made to support higher netbacks on the increased volumes.

The average inventory cost of $1.95 per gallon at the end of the first quarter of 2008 versus $1.80 at the end of the fourth quarter of 2007 reflects the increase in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  The economic impact of selling gallons that were previously held in inventory at the end of the fourth quarter of 2007 during a period of rising prices was $5.5 million.  There was no economic impact of this same issue in the first quarter of 2007 as the inventory value of $1.91 was the same at the end of both the first quarter of 2007 and the fourth quarter of 2006.

Selling, general and administrative (“SG&A”) expenses were $8.9 million in the first quarter of 2008, compared to $9.6 million in the first quarter of 2007.  The year over year decrease primarily reflects lower expenditures for legal and other professional fees, offset somewhat by increased personnel costs.

In the first quarter of 2008, the Company recorded losses related to its portfolio of auction rate securities consisting of a $21.6 million non-cash impairment loss and a $1.5 million realized loss.  The $1.5 million realized loss relates to the sale of $6.8 million of these securities to a private equity firm.  Given the highly illiquid market for the remaining ARS securities, bids for the full amount were not available.  Therefore, we reduced the carrying value of our ARS by $21.6 million using an internally prepared valuation model based upon discounted cash flows using the best available, comparable external data points and other judgmental adjustments where considered appropriate.  The model’s assumptions include a discount factor and estimated weighted average life of the securities.

Interest income in the first quarter of 2008 was $2.2 million, versus $1.4 million in the first quarter of 2007.  The increase in interest income is due to a higher average level of funds available to invest over the entire quarter of 2008, versus 2007, offset somewhat by lower interest rates received on our overall investment portfolio.  We expect interest income to continue declining as a result of a lower overall rate of return on our portfolio of investment assets, including the remaining auction rate securities we hold.

Interest expense in the first quarter of 2008 was $2.4 million, as compared to $0.3 million in the first quarter of 2007.  Interest expense in the first quarter of 2008 includes $7.5 million in interest on $300 million aggregate principal amount of our 10.0% senior unsecured notes issued March 27, 2007 and $0.3 million of amortization of deferred financing fees, reduced by capitalized interest of $5.4 million.

Other non-operating income for the first quarter of 2008 includes $1.9 million of realized and unrealized gains on corn derivative contracts.  These include the effect of marking to market these contracts at quarter end.  Other non-operating income is impacted by the CBOT prices for derivative contracts.  The change in market value during the quarter on our short forward gasoline contracts was immaterial.

The minority interest for the quarter ended March 31, 2008 was a reduction of expense of $0.2 million, compared to a charge to income of $0.5 million for the quarter ended March 31, 2007.  This change reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs, and the lower average price received from selling wet distillers grains.

Income tax expense in Q1’08 totaled $5.6 million.  The Company may not receive an income tax benefit related to the impairment charge from the auction rate securities as it does not expect to have sufficient capital gains to offset the $21.6 million capital loss, should it become realized.  Therefore, a valuation allowance for the full amount of the benefit was recorded during the quarter.  Excluding the effects of the non-cash impairment charge related to auction rate securities, the income tax rate in Q1’08 was approximately 34% of pre-tax income, versus an income tax rate of 36.1% in the first quarter of 2007.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices increased throughout the first quarter of 2008.  The positive effect of higher ethanol prices significantly affected our gross profit during the first quarter of 2008.  The rise in ethanol prices is the result of a combination of a new renewable fuel mandate passed by Congress in December 2007 which requires 9 billion gallons of ethanol consumption in 2009 and favorable economics of blending ethanol due to the current price of ethanol being lower than the price of gasoline.  Ethanol was sold during the first quarter of 2008 at a significant discount to wholesale gasoline.  This, combined with the $0.51 per gallon tax credit available to blenders, provided significant arbitrage opportunities to blenders to increase the amount of ethanol they are blending.  However, we are unable to predict whether ethanol prices will remain strong, or whether new supply projected to come online will cause ethanol prices to fall.

As of March 31, 2008, we had contracts for delivery of ethanol totaling 276.6 million gallons through December 2008.  These contracts are shared for the benefit of the marketing alliance pool as a whole, of which Aventine is a part, and are not solely applicable to Aventine.  These commitments were for 47.9 million gallons at an average fixed price of $1.94 per gallon, 57.6 million gallons at an average spread to wholesale gasoline of a negative 41 cents per gallon (based upon the NYMEX, Chicago and NY harbor indices), and 171.1 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

For the second quarter of 2008, we had contracts for delivery of ethanol totaling 136.2 million gallons.  These commitments were for 32.5 million gallons at an average fixed price of $1.92, 31.5 million gallons at an average spread to wholesale gasoline of a negative 42 cents (based upon the NYMEX, Chicago and NY harbor indices), and 72.2 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

At the end of the first quarter of 2008, we also had short gasoline positions outstanding using swap agreements where we sold 18.2 million gallons of gasoline at an average fixed price of $2.28 per gallon for delivery through December 2008.  We did this to hedge some of our gas plus contracts from potentially falling gasoline prices.  The fair value of these positions at March 31, 2008 was a loss of approximately $5.2 million.

Corn

Corn prices have risen significantly since the second quarter of 2006 and have reached record levels.  We believe that corn prices are likely to remain above historical levels for the foreseeable future.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply.  As we do this, we also typically short a like amount of CBOT corn futures with similar dates to lock in the basis differential.  We also occasionally use CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases.  Exchange traded forward contracts for commodities are marked to market each period.  Our forward physical purchases of corn are not marked to market.

At March 31, 2008, we had fixed the price of 21.9 million bushels of corn through December 2008 at an average of $5.11 per bushel, representing approximately 39% percent of our corn requirements for the remainder of 2008.

Marketing Alliance

Our marketing alliance annualized volume at the end of Q1’08 was 517 million gallons. With our own equity production, our marketing alliance partner volumes, and purchase/resale volumes, we distributed approximately 845 million gallons of ethanol on an annualized basis in the first quarter of 2008.  Our expectation for 2008 is that another 416 million gallons of marketing alliance partner production will come online, bringing our total ethanol marketing capacity to greater than 1.2 billion gallons annually by the end of this year.  Going forward, we may see changes to our marketing alliance volumes as a result of economic pressures which may affect marketing alliance volumes available for distribution.

Supply and Demand

According to the Renewable Fuels Association, it is expected that annual ethanol production capacity in the U.S. will total in excess of 13.5 billion gallons annually.  This volume of ethanol includes plants currently in operation and those under construction.  This volume of ethanol production exceeds the mandate for ethanol consumption required in 2012.  Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil.  This domestic production capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol prices to decrease, perhaps substantially.

Expansion

We have identified opportunities to increase our equity production capacity through the development of new production facilities.  We are currently building 113 million gallon annualized capacity ethanol production facilities at both Mt. Vernon, Indiana and Aurora, Nebraska, where we expect to begin ramping up ethanol production in the first quarter of 2009.  In addition, we are obligated to add an additional 113 million gallons of capacity through a phase II expansion in Mt. Vernon, Indiana, and would be subject to material penalties if we do not.  We also intend to add an additional 113 million gallons of capacity through a phase II expansion at Aurora, Nebraska, along with potentially expanding our existing Pekin, Illinois campus.  The timing of these expansions will be based upon, among other factors, market conditions and the availability of financing on attractive terms.  We anticipate that the aggregate capital expenditures to build our phase I expansion at each of Mt. Vernon and Aurora, excluding capitalized interest, will be approximately $250 million per plant, which includes approximately $15 million of additional infrastructure at each plant to facilitate the construction of the phase II expansions.  We have not yet entered into agreements for any of our additional expansions.  The cost to build these additional expansions will depend on market conditions at the time construction is commenced and may be higher or lower than the cost of the phase I expansions.  There can be no assurance that we can raise additional funds to complete these projects.

We may be subject to material penalties if we do not timely complete phase I of the Aurora Expansion or either phase of the Mt. Vernon expansion.  If phase I of the Aurora plant is not completed and fully operational by July 1, 2009 we will be responsible for liquidated damages of $138,889 per month (up to a maximum of $5 million) until the plant is fully operational.  If we do not pay these damages, the counterparty has the right to repurchase the property at cost (subject to adjustment for any expenses which we have paid with respect to infrastructure construction).  We recently amended our lease with the Indiana Port Commission to provide additional flexibility as to the timing of the phase II expansion at Mt. Vernon.  This lease, as amended, requires substantial completion of phase I (an initial 110 million gallons of capacity) by March 1, 2009 and substantial completion of phase II (an additional 110 million gallons of capacity) by January 1, 2011, subject in the case of the phase II to specified extension rights.  If we do not achieve these milestones, the State may, subject to specified cure rights, take over construction and complete the facility at our expense.  In addition, if we fail to achieve these milestones we will, subject to specified cure rights or our ability to negotiate an extension, be in default under our lease and the State may also, at its election, (i) without terminating the lease re-let the premises to a third party and charge us for any necessary repairs and alterations, (ii) without terminating the lease, require us to pay all amounts we are obligated to pay under the lease as they become payable, less any amount received from any re-letting of the premises or (iii) terminate the lease.  If the State of Indiana terminates the lease it can require that we pay liquidated damages in the amount by which the lease payments we are obligated to make under the lease exceed the fair and reasonable rental value of the premises, each discounted to present value (but in no event being less than two years of basic rent and minimum guaranteed wharfage under the lease).  In addition, upon any termination or expiration of the lease, the State does not have to pay us for the value of the plant or any other improvements that we made to the premises and can require us to restore the leased premises to their original condition at our cost and expense.  In addition, under the design build agreements for the initial 113 million gallon capacity expansion at each of Mt Vernon and Aurora, we have the ability to delay construction by up to 180 days.  If we do so, we will be responsible for certain increased costs and foregone profit of the contractor (potentially including an early completion bonus).  If we were to delay construction beyond 180 days the contractor would be entitled to treat the delay as a termination by us for convenience and we would be responsible for certain costs and expenses of the contractor in connection with such termination.

Biodiesel

During the first quarter of 2008, we sold 1.6 million gallons of biodiesel.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	March 31, 2008	December 31, 2007
	(Unaudited)

Cash and cash equivalents	$73,954	$17,171
Short-term investments	—	211,500
Working capital	139,154	303,377
Total debt	300,000	300,000
Current ratio	2.13	3.90

As of March 31, 2008, the Company continues to carry on its balance sheet $127.2 million par value of student loan based auction rate securities (“ARS”).  We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds as needed from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market which is currently limited.  As a result, we currently are unable to liquidate our investment in these ARS without incurring significant losses.  The Company may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of March 31, 2008.

In conjunction with the liquidity issues surrounding these securities, the Company recorded a non-cash $21.6 million charge to income in Q1’08 to reduce the carrying value of the ARS on its balance sheet as of March 31, 2008.  Given the highly illiquid market for these securities, bids for the full amount of our ARS were not available.  Therefore, we reduced the carrying value of our ARS by using an internally prepared valuation model based upon discounted cash flows using the best available, comparable external data points and other judgmental adjustments where considered appropriate.  The model’s assumptions include a discount factor and estimated weighted average life of the securities.  During Q1’08, the Company also recognized a realized loss of $1.5 million on the sale of $6.8 million of auction rate securities.

As discussed above, the Company is currently pursuing all available alternatives to monetize the remaining ARS it holds and to increase its liquidity position, including discussions with banks on a new or amended credit facility.  We are also evaluating several scenarios with respect to our capacity expansion projects.  We expect to make progress towards resolution of this issue during the second quarter of 2008.  After utilization of our current available resources, should we not be successful in our current efforts to increase liquidity on a timely basis and on acceptable terms, we will have to either attempt to raise additional funds or slow down the construction of our new facilities, or both.  In addition, delays in the construction of our new facilities could expose us to material penalties as described under the heading “Trends and Factors that May Affect Future Operating Results – Expansion.”

The Company has made commitments for the construction of new ethanol facilities.  The initial phase I expansions in Mt. Vernon, Indiana and Aurora, Nebraska began construction in 2007.  It is expected that each phase I project will cost approximately $250 million.  Through March 31, 2008, approximately $250 million has been spent on these two projects.  We expect to spend an additional $250 million over the remaining months in 2008 to complete these projects, excluding capitalized interest. However, some of the expenditures on capital expansion projects may spill over into the first quarter of 2009.  Total liquidity available to us at the end of Q1’08 was $206.1 million, comprised of $74.0 million in cash and cash equivalents and $132.1 million available under our existing secured revolving credit facility.

The Company is currently pursuing all available alternatives to monetize the remaining ARS it holds and to increase its liquidity position, including discussions with banks on a new or amended liquidity facility or raising additional capital.  We expect to need additional liquidity in addition to our current cash balances, amounts available under our secured revolving credit facility and anticipated cash flow from operations, in order to be able to satisfy existing anticipated working capital needs, debt service obligations, non-expansion related capital expenditures and other anticipated cash requirements for 2008.

On October 26, 2006, Aventine’s Board of Directors approved a common stock share buyback program of up to $50 million.  Under the repurchase program, the Company may buy back shares from time to time on the open market.  The program has no minimum share repurchase amounts, and there is no fixed time period under which any share repurchases must take place.  This share repurchase program is not expected to impact the Company’s previously announced expansion plans.  From program inception through the end of the first quarter of 2008, the Company has repurchased a total of 369,615 shares of its common stock.  The amount remaining under the authorization to repurchase stock is approximately $45.9 million.  The amounts the Company may repurchase under this program in the future may be affected by cash required to complete current facility expansion, as well as cash provided by operations.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents, cash provided by operations, and cash available under our secured revolving credit facility.

Cash and cash equivalents.  For the first three months of 2008, cash and cash equivalents increased by $56.8 million.  Cash and cash equivalents as of March 31, 2008 and December 31, 2007 were $74.0 million and $17.2 million, respectively.  The increase in cash and cash equivalents is principally the result of liquidations of auction rate securities, along with cash provided by operations, offset by expenditures related to our plant expansions.

Cash provided by operations.  Net cash provided by operating activities in the first three months of 2008 was $29.4 million, as compared to cash provided by operating activities of $17.9 million for the first three months of 2007.  The increase in cash provided by operations in 2008 versus 2007 is primarily the result of an increase in accrued interest resulting from our 10% senior unsecured bonds.  There was no interest payment scheduled on our bonds in the first quarter of 2008.  We made a $15 million interest payment, as scheduled, on April 1, 2008.

Cash available under our liquidity facility.  In March 2007, we established a new five year secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender, of up to $200 million, subject to collateral availability, which, under certain circumstances, can be increased to $300 million.  See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Secured Revolving Credit Facility” below for more information about our secured revolving credit facility.

We had no borrowings outstanding under our secured revolving credit facility at March 31, 2008, and $16.9 million of standby letters of credit outstanding, thereby leaving approximately $132.1 million in borrowing availability under our secured revolving credit facility as of that date.  We were in compliance with all covenants contained in the secured revolving credit facility as of March 31, 2008.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, payments related to our outstanding debt and liquidity facility, and the repurchase of shares of our common stock.

Capital expenditures.  During the first quarter of 2008, we spent approximately $60.0 million, exclusive of capitalized interest of $5.4 million, on capital projects.  Of this amount, $3.1 million was spent on maintenance and environmental projects, while $51.5 million was spent on capacity expansion projects.  The amount we expect to spend for the remaining three quarters of 2008 for expansion related capital projects is approximately $250 million, exclusive of capitalized interest.  However, some of the expenditures on capital expansion projects may spill over into the first quarter of 2009.  Expected capital expenditures on non-expansion related maintenance and environmental items should total between $10 and $15 million over the remaining three quarters of 2008.

Payments related to our outstanding debt and liquidity facility.  In the first quarter of 2008, we did not make any interest payments on our debt or our liquidity facility as no payment was due.  Interest payments of $15 million on our 10% senior unsecured notes are due on April 1 and October 1.

Repurchase of shares of common stock. In the first quarter of 2008, we did not repurchase any shares of our common stock on the open market. The share repurchase program allows the repurchase of up to $50 million of our outstanding common stock, although there are no minimum share purchase requirements. There is approximately $45.9 million available to be repurchased under this program.

Secured Revolving Credit Facility

Our liquidity facility consists of a five year secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender, of up to $200 million, subject to collateral availability, which, under certain circumstances, can be increased up to $300 million. Our secured revolving credit facility includes a $25 million sub-limit for letters of credit. The credit facility expires in March 2012, and is secured by substantially all of the Company’s assets, with the exception of the assets of Nebraska Energy, LLC.

Collateral availability is determined via a borrowing base, which includes a percentage of eligible receivables and inventory, and no more than $50 million of property, plant and equipment. The amount of property, plant and equipment which can be included in the borrowing base reduces at a rate of $1.8 million each quarter beginning with the quarter ended December 31, 2007. At March 31, 2008, the amount of property, plant and equipment which was eligible for inclusion in the calculation of the borrowing base was $46.4 million.

Borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate plus a margin between 1.25% to 1.75%, depending on the average availability, or (ii) the greater of the prime rate or the federal funds rate plus 0.50%, plus a margin between 0.00% to 0.50%, depending on the average availability. Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on Eurodollar loans is payable at the end of each interest period, but in no event less frequently than quarterly. In addition, fees and expenses are payable based on unused borrowing availability (0.25% to 0.375% per annum, depending on the average availability), outstanding letters of credit (1.375% to 1.875% fee, depending on the average availability) and administrative and legal costs.

Availability under our secured revolving credit facility is subject to customary conditions, including the accuracy of representations and warranties, the absence of any material adverse change and compliance with certain covenants, which, among other things, may limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; consolidate, merge or effect asset sales; or change the nature of our business. In addition, if availability under the facility falls below $50 million, we must maintain a fixed charge coverage ratio of EBITDA (as defined under the agreement) less non-financed capital expenditures and taxes to fixed charges (scheduled investments of principal, interest expense, and dividend and certain other payments) of 1.1 to 1.

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

We had no borrowings outstanding under our secured revolving credit facility at March 31, 2008, and $16.9 million of standby letters of credit outstanding, thereby leaving approximately $132.1 million in borrowing availability under our secured revolving credit facility as of that date.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. For instance, soil and groundwater contamination has been identified in the past at our Illinois campus. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under CERCLA or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims. We have not accrued any amounts for environmental matters as of March 31, 2008. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Federal and state environmental authorities have been investigating alleged excess VOC emissions and other air emissions from many U.S. ethanol plants, including our Illinois and Nebraska facilities. The matter relating to our Illinois wet mill facility is still pending, and we could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility. If authorities require us to install controls, we would anticipate that costs would be higher than the costs we incurred for this matter at our Nebraska facility due to the larger size of the Illinois wet mill facility. In addition, if the authorities determine our emissions were in violation of applicable law, we would likely be required to pay fines that could be material. We recently received an indemnification payment from the former owner of our Nebraska facility relating to the cost of installing environmental controls at that facility related to an April 2005 consent decree with state authorities.

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the EPA’s National Emissions Standard for Hazardous Air Pollutants, or NESHAP, for industrial, commercial and institutional boilers and process heaters. This NESHAP was issued but subsequently vacated. The vacated version of the rule required us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from our boilers. We expect the EPA will revise the rule to impose more stringent requirements than were contained in the vacated version. In the absence of a final EPA NESHAP for industrial, commercial and institutional boilers and process heaters, we are working with state authorities to determine what technology will be required at our Illinois wet mill facility and when such technology must be installed. We currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from our boilers.

We currently generate revenue from the sale of carbon dioxide, which is a co-product of the ethanol production process at each of our Illinois and Nebraska facilities. New laws or regulations relating to the production, disposal or emissions of carbon dioxide may require us to incur significant additional costs and may also adversely affect our ability to continue generating revenue from carbon dioxide sales. In particular, in 2007, Illinois and four other Midwestern States entered into the Midwestern Greenhouse Gas Reduction Accord, a program which directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide. It is possible this program could require carbon dioxide emissions reductions from our Pekin, Illinois plants, which could result in significant costs. In addition, it is possible that other states in which we conduct or plan to conduct business, including Nebraska and Indiana, could join this accord or require other costly carbon dioxide emissions reductions.

Item 3.                             Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Our weighted average gross corn costs for the three months ended March 31, 2008 and 2007 was $4.50 and $3.58 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us. At March 31, 2008, we had commitments to purchase approximately 18.8 million bushels of corn through December 2009 at an average price of $5.18 per bushel from these corn suppliers. Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date. We account for these transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”). These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income. The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers. Information on this type of derivative transaction is as follows:

(In millions)	March 31, 2008

Realized and unrealized losses included in earnings in 2008	$3.9

(In millions)	March 31, 2008

Net bushels sold	5.0
Aggregate notional value of derivatives outstanding	$26.6
Period through which derivative positions currently exist	December 2009
Unrealized loss on the fair value of outstanding derivative positions	$(2.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.9)

We have also entered into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases. We account for these transactions under SFAS 133. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income. The fair value of these derivative contracts are recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers. Information on this type of derivative transaction is as follows:

March 31,
(In millions)	2008

Realized and unrealized net gain included in earnings in 2008	$5.8

March 31,
(In millions)	2008

Net bushels bought	3.7
Aggregate notional value of derivatives outstanding	$19.2
Period through which derivative positions currently exist	December 2008
Unrealized gain on fair value of derivatives	$2.0
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.1)

We are also subject to market risk with respect to ethanol pricing. Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment. We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts. At March 31, 2008, we had fixed contracts to sell approximately 47.9 million gallons of ethanol at an average fixed price of $1.94 per gallon through December 2008. These normal purchase/sale transactions are not marked to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount. At March 31, 2008, we had sold forward approximately 57.6 million gallons of ethanol using wholesale gasoline as an index plus a fixed spread that averaged a negative $0.41 per gallon. Under these arrangements, we assume the risk of a price decrease in the market price of gasoline. In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date. We account for these transactions under SFAS 133. These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income. The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers. Information on this type of derivative transaction is as follows:

(In millions)	March 31, 2008

Realized and unrealized loss included in earnings	$—

(In millions)	March 31, 2008

Gallons sold	18.2
Aggregate notional value of derivatives outstanding	$41.5
Period through which derivative positions currently exist	December 2008
Unrealized loss on the fair value of outstanding derivative positions	$(5.2)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(4.7)

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

Item 4.                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer, Ronald H. Miller, and our Chief Financial Officer, Ajay Sabherwal, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Miller and Sabherwal have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Miller and Sabherwal, as appropriate to allow timely decisions regarding the required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

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

Item 1A.                   Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). There have been no material changes to the risk factors previously disclosed.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2008, the Company issued 237,107 shares of common stock for $1.5 million in cash to a private investment fund. No underwriters were used for the placement of these shares. There were no fees or commissions paid to underwriters for the placement of these shares. The proceeds will be used for general corporate purposes.

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 12, 2008	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)