Form 10-Q
period 2008-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2008-08-07
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

YES  ☒  NO  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 5, 2008
Common Stock, $0.001 Par Value	41,970,988 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2008	2007	2008	2007

Net sales	$601,591	$394,914	$1,111,539	$831,576
Cost of goods sold	568,731	367,485	1,054,596	775,732
Gross profit	32,860	27,429	56,943	55,844
Selling, general and administrative expenses	10,139	8,779	19,008	18,377
Loss related to auction rate securities	8,476	—	31,601	—
Other (income)	(1,617)	(514)	(2,394)	(678)
Operating income	15,862	19,164	8,728	38,145
Other income (expense):
Interest income	506	4,167	2,745	5,535
Interest expense	(1,125)	(7,021)	(3,516)	(7,357)
Other non-operating income (loss)	(14,121)	2,139	(12,253)	6,008
Minority interest	314	(725)	505	(1,243)
Income (loss) before income taxes	1,436	17,724	(3,791)	41,088
Income tax expense	3,354	5,117	8,922	13,541
Net income (loss)	$(1,918)	$12,607	$(12,713)	$27,547

Per share data:
Income (loss) per common share – basic:	$(0.05)	$0.30	$(0.30)	$0.66
Basic weighted average number of common shares	41,971	41,912	41,905	41,861

Income (loss) per common share – diluted:	$(0.05)	$0.30	$(0.30)	$0.65
Diluted weighted average number of common and common equivalent shares	41,999	42,649	41,932	42,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	June 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$114,354	$17,171
Short-term investments	—	211,500
Accounts receivable	84,158	73,058
Inventories	100,951	81,488
Income tax receivable	2,509	11,962
Prepaid expenses and other current assets	9,674	12,816
Total current assets	311,646	407,995
Property, plant and equipment, net	104,893	111,867
Construction in process	353,553	226,410
Net deferred tax assets	—	1,196
Other assets	15,156	14,717
Total assets	$785,248	$762,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$118,623	$91,871
Accrued interest	7,500	7,500
Accrued liabilities	3,578	3,625
Other current liabilities	4,602	1,622
Total current liabilities	134,303	104,618
Senior unsecured 10% notes due April 2017	300,000	300,000
Minority interest	9,327	9,832
Net deferred tax liabilities	1,371	—
Other long-term liabilities	3,780	3,864
Total liabilities	448,781	418,314
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 41,970,988 and 41,734,223 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively, net of 21,548,640 shares held in treasury as of June 30, 2008 and December 31, 2007	42	42
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	284,518	279,218
Retained earnings	52,222	64,935
Accumulated other comprehensive loss	(315)	(324)
Total stockholders’ equity	336,467	343,871
Total liabilities and stockholders’ equity	$785,248	$762,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007

Operating Activities
Net income (loss)	$(12,713)	$27,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss related to auction rate securities	31,601	—
Depreciation and amortization	7,124	6,205
Minority interest	(505)	1,243
Stock-based compensation expense	3,881	3,345
Deferred income tax	2,567	1,373
Other	(352)	265
Changes in operating assets and liabilities:
Accounts receivable, net	(11,100)	30,832
Inventories	(19,463)	(7,872)
Accounts payable and other liabilities	29,685	(26,787)
Other changes in operating assets and liabilities	11,561	8,851
Net cash provided by operating activities	42,286	45,002

Investing Activities
Additions to property, plant and equipment, net	(129,555)	(78,354)
Investment in short-term securities	—	(242,848)
Sale of short-term securities	179,899	—
Indemnification proceeds	3,039	—
Proceeds from the sale of property, plant and equipment	14	—
Net cash provided by (used for) investing activities	53,397	(321,202)

Financing Activities
Proceeds from issuance of senior unsecured notes	—	300,000
Payment of debt issuance costs	—	(8,221)
Proceeds from stock option exercises	—	200
Proceeds from the issuance of common stock	1,500	—
Distributions to minority shareholders	—	(1,511)
Net cash provided by financing activities	1,500	290,468
Net increase in cash and cash equivalents	97,183	14,268
Cash and cash equivalents at beginning of period	17,171	29,791
Cash and cash equivalents at end of period	$114,354	$44,059

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2008 and 2007.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2008, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2007, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, and FASB Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, effective on January 1, 2008.  See Note 9 for additional information regarding the adoption of SFAS 157 and SFAS 159 by the Company.

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

(3)                               Inventories

Inventories are as follows:

(In thousands)	June 30, 2008	December 31, 2007

Finished products	$91,782	$73,530
Work-in-process	3,872	2,035
Raw materials	2,928	2,757
Supplies	2,369	3,166
Totals	$100,951	$81,488

(4)                               Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

(In thousands)	June 30, 2008	December 31, 2007

Prepaid motor fuel taxes	$2,099	$5,061
Margin deposits on derivative instruments	3,373	4,013
Prepaid insurance	1,440	1,107
Prepaid ethanol	—	1,050
Deferred income taxes current	854	854
Prepaid relocation	527	—
Other prepaid expenses	1,381	731
Totals	$9,674	$12,816

(5)                               Other Assets

Other assets are as follows:

(In thousands)	June 30, 2008	December 31, 2007

Deferred debt issuance costs	$7,135	$7,533
Investment in marketing alliances	6,000	6,000
Funded status of pension plan	2,021	1,184
Totals	$15,156	$14,717

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

(6)           Debt

The following table summarizes the Company’s long-term debt:

(In thousands)	June 30, 2008	December 31, 2007

Senior unsecured 10% notes due April 2017	$300,000	$300,000
Secured revolving credit facility	—	—
	300,000	300,000
Less short-term borrowings	—	—
Total long-term debt	$300,000	$300,000

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

Collateral availability is determined via a borrowing base, which includes a percentage of eligible receivables and inventory, and no more than $50 million of property, plant and equipment.  The amount of property, plant and equipment which can be included in the borrowing base reduces at a rate of $1.8 million each quarter beginning with the quarter ending December 31, 2007.  At June 30, 2008, the amount of property, plant and equipment which was eligible for inclusion in the calculation of the borrowing base was $44.6 million.

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

We had no borrowings outstanding under our secured revolving credit facility at June 30, 2008, and $21.9 million of standby letters of credit outstanding, thereby leaving approximately $131.3 million in borrowing availability under our secured revolving credit facility as of that date.

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

On August 10, 2007, we exchanged all of the outstanding Notes for an issue of registered unsecured senior notes, with terms identical to the Notes.

(7)           Other Current Liabilities

Other current liabilities are as follows:

(In thousands)	June 30, 2008	December 31, 2007

Income taxes payable	$1,460	$—
Deferred revenue	1,421	—
Accrued property taxes	591	578
Unearned commissions	424	424
Accrued sales tax	243	184
Deferred income taxes	400	379
Other accrued operating expenses	63	57
Totals	$4,602	$1,622

(8)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	June 30, 2008	December 31, 2007

Accrued postretirement	$2,438	2,310
Unearned commissions	1,342	1,554
Totals	$3,780	$3,864

(9)           Fair Value Measurements

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above SFAS 157 pricing levels as of June 30, 2008:

		Fair Value Measurements at the Reporting Date Using
	Fair Value at June 30, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$114,354	$114,354	—	—
Commodity futures contracts recorded in prepaid expenses and other	$(17,619)	$(17,619)	—	—

The following table represents a reconciliation of the change in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Net transfers to Level 3 category from Level 1 category	127,200
Sales of Level 3 category assets	97,099
Total realized losses recognized in net income	(30,101)
Balance at June 30, 2008	$—

During the three month period ended June 30, 2008, the Company generated cash of $97.1 million from the sale of all of its remaining position of auction rate securities (Level 3 assets).  As a result, the Company recorded in the three month period ended June 30, 2008 an additional loss of $8.5 million, bringing the total losses related to Level 3 assets in 2008 to $30.1 million.  In addition, the Company also sold auction rate securities prior to these assets being classified as Level 3 assets incurring a loss of $1.5 million.  The total losses incurred by the Company in 2008 related to auction rate securities were $31.6 million.  This loss is included in “loss related to auction rate securities” in the unaudited Condensed Consolidated Statement of Operations.  The Company holds no auction rate securities as of June 30, 2008.

The fair value of our derivative contracts are primarily measured based on closing market prices for commodities as quoted on the Chicago Board of Option Trading (“CBOT”) or the New York Mercantile Exchange (“NYMEX”).

The Company recorded net losses of $14.1 million and $12.3 million, respectively, for the three and six month periods ended June 30, 2008 and net gains of $2.1 million and $6.0 million, respectively, for the three and six month periods ended June 30, 2007 under “other non-operating income” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions.

SFAS 159

The Company adopted SFAS 159 effective January 1, 2008.  We have not elected the fair value option for any of our financial assets or liabilities.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2008 and December 31, 2007.  The fair value of these instruments is based upon the closing market price at period end:

	As of June 30, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cost investments	6,000	n/a	6,000	n/a
Long-term debt	300,000	190,500	300,000	274,500

The Company’s investments accounted for under the cost method consist of minority positions in equity securities of other ethanol operating companies.  These equity investments are recorded at cost, and it is not practical to estimate a fair value for these non-publicly traded companies.  The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.  Any impairment loss is reported under “Other income (expense)” in the consolidated statement of operations.

The fair value of our senior secured floating rate notes are based upon quoted closing market prices at the end of the period.

(10)         Stock-Based Compensation Plans

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

Pre-tax stock-based compensation expense for the three month periods ended June 30, 2008 and 2007 was approximately $2.0 million and $1.8 million, respectively.  For the three month period ended June 30, 2008, $1.9 million was charged to SG&A expense and $0.1 million was charged to cost of goods sold.  For the three month period ended June 30, 2007, $1.7 million was charged to selling, general and administrative expense and $0.1 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by $0.03 per basic and fully diluted share for the three month periods ended June 30, 2008 and 2007, respectively.  Pre-tax stock-based compensation expense for the six month periods ended June 30, 2008 and 2007 was approximately $3.9 million and $3.4 million, respectively.  For the six month period ended June 30, 2008, $3.7 million was charged to SG&A expense and $0.2 million was charged to cost of goods sold.  For the six month period ended June 30, 2007, $3.3 million was charged to selling, general and administrative expense and $0.1 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by $0.06 per basic and fully diluted share for the six month period ended June 30, 2008 and by $0.05 per basic and fully diluted share for the six month period ended June 30, 2007.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.7 million and $0.5 million for the three month periods ended June 30, 2008 and 2007, respectively.  For the six month period ended June 30, 2008 and 2007, the Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $1.5 million and $1.0 million, respectively.  The Company recorded pre-tax stock-based compensation expense for the three and six month periods ended June 30, 2008 and 2007 as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Stock-based compensation expense:
Non-qualified stock options	$1.7	$1.5	$3.3	$3.0
Restricted stock	0.1	0.1	0.2	0.2
Restricted stock units	—	0.1	0.1	0.1
Long-term incentive stock plan	0.2	0.1	0.3	0.1

As of June 30, 2008 and 2007, the Company had not yet recognized compensation expense on the following non-vested awards:

	2008		2007
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$16.6	2.8	$19.1	2.6
Restricted stock	0.9	3.6	1.2	4.4
Restricted stock units	0.1	0.7	0.1	1.4
Long-term incentive stock plan	1.6	1.8	1.6	2.5
Total	$19.2	2.8	$22.0	2.7

The Company did not grant any stock options during the quarter ended June 30, 2008.  The Company did grant stock options during the quarter ended June 30, 2007.  The determination of the fair value of the stock option awards, using the option pricing model, incorporated the assumptions in the following table for stock options granted during the quarter ended June 30, 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the quarter ended June 30, 2007 are as follows:

2007
Expected stock price volatility	58.0%
Expected life (in years)	6.5
Risk-free interest rate	4.9%
Expected dividend yield	0.0%
Weighted average fair value	$10.57

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Options outstanding – January 1, 2008	3,516	$8.10	7.4	$—
Granted	568	6.85	9.9	—
Exercised	—	—	—	—
Cancelled or expired	38	14.42	9.5	—
Options outstanding – June 30, 2008	4,046	$7.87	7.2	$—
Options exercisable – June 30, 2008	1,889	$4.84	6.1	$—

The range of exercise prices of the exercisable options and outstanding options at June 30, 2008 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life
	(in thousands)	(in thousands)	(years)
$0.23	992	1,006	5.0
$2.36 - $4.80	584	1,410	7.2
$7.05	—	510	9.7
$15.26 - $17.29	53	450	8.8
$22.15 - $22.50	244	630	7.8
$43.00	16	40	8.0
Totals	1,889	4,046	7.2

Restricted stock award activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
	(in thousands)

Unvested restricted stock awards – January 1, 2008	75.9	$16.29
Granted	—	—
Vested	16.8	17.41
Cancelled or expired	—	—
Unvested restricted stock awards – June 30, 2008	59.1	$15.97

Restricted stock unit award activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
	(in thousands)

Unvested Restricted stock unit awards – January 1, 2008	18.0	$15.85
Granted	9.3	13.09
Vested	7.8	16.58
Cancelled or expired	—	—
Unvested restricted stock unit awards – June 30, 2008	19.5	$14.22

(11)         Interest Expense

The following table summarizes interest expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Interest expense	$7,500	$7,500	$15,008	$7,836
Amortization of deferred debt issuance costs	259	229	501	229
Capitalized interest	(6,634)	(708)	(11,993)	(708)
Interest expense, net	$1,125	$7,021	$3,516	$7,357

(12)         Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended June 30, 2008 and 2007 of $0.3 million, and expense of $0.6 million and $0.7 million for the six month periods ended June 30, 2008 and 2007, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$67	$88	$154	$176
Interest cost	124	124	248	248
Expected return on plan assets	(179)	(180)	(359)	(360)
Amortization of prior service costs	11	11	22	22
Amortization of net actuarial loss	(7)	6	—	12
Net periodic pension cost	$16	$49	$65	$98

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$38	$38	$76	$76
Interest cost	34	34	68	68
Net periodic postretirement cost	$72	$72	$144	$144

(13)         Income Taxes

As of June 30, 2008, the Company has no uncertain tax positions outstanding.  We include the interest expense or income, as well as potential penalties on unrecognized tax benefits, as components of income tax expense in the Condensed Consolidated Statement of Operations.  As of June 30, 2008, because we had no uncertain tax positions outstanding, we also had no liability for accrued interest on unrecognized tax benefits.

Our federal income tax return for 2006 and 2007 is open for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitations open from 2003 to 2006.

We have accrued a deferred income tax benefit of $12.3 million related to the $31.6 million realized loss on the sale of securities for the six month period ended June 30, 2008.  Because we do not expect to have sufficient capital gains to offset the $31.6 million capital loss, we have also recorded a valuation allowance for the full amount of the income tax benefit accrued.

(14)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income	$(1,918)	$12,607	$(12,713)	$27,547

Weighted average shares and share equivalents outstanding:
Basic shares	41,971	41,912	41,905	41,861
Dilutive non-qualified stock options and RSU’s	28	737	27	693
Diluted weighted average shares and share equivalents	41,999	42,649	41,932	42,554

Income per common share - basic:	$(0.05)	$0.30	$(0.30)	$0.66
Income per common share - diluted:	$(0.05)	$0.30	$(0.30)	$0.65

We had additional potentially dilutive securities outstanding representing options on 4.1 million common shares at June 30, 2008 that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with SFAS 128.

(15)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade biofuels.

(16)         Litigation

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(17)         Unaudited Condensed Consolidating Financial Information

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

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$631,083	$24,003	$(53,495)	$601,591
Cost of goods sold	—	598,229	23,776	(53,274)	568,731
Gross profit	—	32,854	227	(221)	32,860
Selling, general and administrative expenses	66	9,650	644	(221)	10,139
Loss on the sale of securities	—	8,476	—	—	8,476
Other income	—	(1,650)	33	—	(1,617)
Operating income (loss)	(66)	16,378	(450)	—	15,862
Other income (expense):
Interest income	—	503	3	—	506
Interest expense	(1,048)	(77)	—	—	(1,125)
Equity in undistributed earnings of subsidiaries	2,550	(133)	—	(2,417)	—
Other non-operating income (expense)	—	(14,121)	—	—	(14,121)
Minority interest	—	—	—	314	314
Income (loss) before income taxes	1,436	2,550	(447)	(2,103)	1,436
Income tax expense	3,354	1,015	—	(1,015)	3,354
Net income (loss)	$(1,918)	$1,535	$(447)	$(1,088)	$(1,918)

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$392,579	$26,646	$(24,311)	$394,914
Cost of goods sold	—	369,835	21,711	(24,061)	367,485
Gross profit	—	22,744	4,935	(250)	27,429
Selling, general and administrative expenses	73	8,248	708	(250)	8,779
Other income	—	(510)	(4)	—	(514)
Operating income (loss)	(73)	15,006	4,231	—	19,164
Other income (expense):
Interest income	—	4,135	32	—	4,167
Interest expense	(6,972)	(49)	—	—	(7,021)
Equity in undistributed earnings of subsidiaries	24,769	3,415	—	(28,184)	—
Other non-operating income	—	2,478	(339)	—	2,139
Minority interest	—	—	—	(725)	(725)
Income before income taxes	17,724	24,985	3,924	(28,909)	17,724
Income tax expense	5,117	6,346	—	(6,346)	5,117
Net income	$12,607	$18,639	$3,924	$(22,563)	$12,607

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,149,989	$49,314	$(87,764)	$1,111,539
Cost of goods sold	—	1,092,845	49,056	(87,305)	1,054,596
Gross profit	—	57,144	258	(459)	56,943
Selling, general and administrative expenses	99	18,025	1,343	(459)	19,008
Loss on the sale of securities	—	31,601	—	—	31,601
Other income	—	(2,426)	32	—	(2,394)
Operating income (loss)	(99)	9,944	(1,117)	—	8,728
Other income (expense):
Interest income	—	2,730	15	—	2,745
Interest expense	(3,371)	(145)	—	—	(3,516)
Equity in undistributed earnings of subsidiaries	(321)	(597)	—	918	—
Other non-operating income (expense)	—	(12,253)	—	—	(12,253)
Minority interest	—	—	—	505	505
Income (loss) before income taxes	(3,791)	(321)	(1,102)	1,423	(3,791)
Income tax expense (benefit)	8,922	(104)	—	104	8,922
Net income (loss)	$(12,713)	$(217)	$(1,102)	$1,319	$(12,713)

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$831,955	$48,569	$(48,948)	$831,576
Cost of goods sold	—	783,771	40,409	(48,448)	775,732
Gross profit	—	48,184	8,160	(500)	55,844
Selling, general and administrative expenses	236	17,167	1,474	(500)	18,377
Other income	—	(674)	(4)	—	(678)
Operating loss	(236)	31,691	6,690	—	38,145
Other income (expense):
Interest income	—	5,477	58	—	5,535
Interest expense	(7,308)	(49)	—	—	(7,357)
Equity in undistributed earnings of subsidiaries	48,632	5,646	—	(54,278)	—
Other non-operating income (expense)	—	5,867	141	—	6,008
Minority interest	—	—	—	(1,243)	(1,243)
Income (loss) before income taxes	41,088	48,632	6,889	(55,521)	41,088
Income tax expense	13,541	15,805	—	(15,805)	13,541
Net income (loss)	$27,547	$32,827	$6,889	$(39,716)	$27,547

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

June 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$112,993	$1,361	$—	$114,354
Accounts receivable, net	—	83,082	1,076	—	84,158
Inventories	—	97,913	3,038		100,951
Intercompany receivable	311,553	—	85	(311,638)	—
Income tax receivable	—	2,509	—	—	2,509
Prepaid expenses and other assets	6	9,400	268	—	9,674
Total current assets	311,559	305,897	5,828	(311,638)	311,646

Property, plant and equipment, net	—	87,524	17,369	—	104,893
Construction in process	—	352,787	766	—	353,553
Investment in subsidiaries	326,044	43,750	—	(369,794)	—
Long-term investments	—	—	—	—	—
Other assets	6,364	8,792	—	—	15,156
Total assets	$643,967	$798,750	$23,963	$(681,432)	$785,248

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$113,987	$4,636	$—	$118,623
Accrued interest	7,500	—	—	—	7,500
Accrued liabilities	—	3,289	289	—	3,578
Other current liabilities	—	4,305	297	—	4,602
Intercompany payable	—	311,638	—	(311,638)	—
Total current liabilities	7,500	433,219	5,222	(311,638)	134,303

Long-term debt	300,000	—	—	—	300,000
Minority interest	—	—	—	9,327	9,327
Net deferred tax liabilities	—	1,371	—	—	1,371
Other long-term liabilities	—	3,780	—	—	3,780
Total liabilities	307,500	438,370	5,222	(302,311)	448,781
Stockholders’ equity	336,467	360,380	18,741	(379,121)	336,467
Total liabilities and stockholders’ equity	$643,967	$798,750	$23,963	$(681,432)	$785,248

Aventine Renewable Energy Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$13,640	$3,531	$—	$17,171
Short-term investments	—	211,500	—	—	211,500
Accounts receivable, net	—	72,695	363	—	73,058
Inventories	—	80,909	1,705	(1,126)	81,488
Income tax receivable	—	11,962	—	—	11,962
Intercompany receivable	318,272	—	1,361	(319,633)	—
Prepaid expenses and other assets	6	12,642	168	—	12,816
Total current assets	318,278	403,348	7,128	(320,759)	407,995

Property, plant and equipment, net	—	93,001	18,866	—	111,867
Construction in process		225,122	1,288	—	226,410
Investment in subsidiaries	326,365	44,347	—	(370,712)	—
Net deferred tax assets	—	1,196	—	—-	1,196
Other assets	6,728	7,989	—	—	14,717
Total assets	$651,371	$775,003	$27,282	$(691,471)	$762,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$88,675	$4,322	$(1,126)	$91,871
Accrued interest	7,500	—	—	—	7,500
Accrued liabilities	—	3,361	264	—	3,625
Other current liabilities	—	1,317	305	—	1,622
Intercompany payable	—	319,633	—	(319,633)	—
Total current liabilities	7,500	412,986	4,891	(320,759)	104,618

Long-term debt	300,000	—	—	—	300,000
Minority interest	—	—	—	9,832	9,832
Other long-term liabilities	—	3,864	—	—	3,864
Total liabilities	307,500	416,850	4,891	(310,927)	418,314
Stockholders’ equity	343,871	358,153	22,391	(380,544)	343,871
Total liabilities and stockholders’ equity	$651,371	$775,003	$27,282	$(691,471)	$762,185

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Operating Activities
Net cash provided by (used for) operating activities	$(1,500)	$44,480	$(694)	$—	$42,286

Investing Activities
Additions to property, plant and equipment	—	(128,065)	(1,490)	—	(129,555)
Sale of investment securities	—	179,899	—		179,899
Indemnification proceeds	—	3,039	—		3,039
Proceeds from the sale of fixed asset	—	—	14		14
Net cash provided by (used for) investing activities	—	54,873	(1,476)	—	53,397

Financing Activities
Proceeds from issuance of common stock	1,500	—	—	—	1,500
Net cash provided by financing activities	1,500	—	—	—	1,500

Net increase (decrease) in cash and cash equivalents	—	99,353	(2,170)	—	97,183
Cash and cash equivalents at beginning of period	—	13,640	3,531	—	17,171
Cash and cash equivalents at end of period	$—	$112,993	$1,361	$—	$114,354

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated

Operating Activities
Net cash provided by (used for) operating activities	$(291,979)	$328,319	$8,662	$—	$45,002

Investing Activities
Additions to property, plant and equipment	—	(77,674)	(680)	—	(78,354)
Investment in short-term securities	—	(242,848)	—	—	(242,848)
Net cash used for investing activities	—	(320,522)	(680)	—	(321,202)

Financing Activities
Proceeds from issuance of senior unsecured notes	300,000	—	—	—	300,000
Payment of debt issuance costs	(8,221)	—	—	—	(8,221)
Proceeds from stock option exercises	200	—	—	—	200
Distribution to minority stockholders	—	5,489	(7,000)	—	(1,511)
Net cash provided by (used for) financing activities	291,979	5,489	(7,000)	—	290,468

Net increase in cash and cash equivalents	—	13,286	982	—	14,268
Cash and cash equivalents at beginning of period	—	26,413	3,378	—	29,791
Cash and cash equivalents at end of period	$—	$39,699	$4,360	$—	$44,059

(18)                          Subsequent Event

On July 31, 2008, the Company entered into a purchase agreement with Nebraska Energy Cooperative, its minority partner in Nebraska Energy, LLC, to purchase the 21.6% of Nebraska Energy, LLC it does not already own.  The Company has agreed to issue 1 million shares of common stock to acquire the remaining interest.  It is expected that this transaction will close as soon as possible after receiving the necessary approvals from the existing unit holders of the Nebraska Energy Cooperative.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended June 30, 2008 and 2007.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

Executive Summary

We incurred a net loss of $1.9 million, or $0.05 per diluted share, in the second quarter of 2008, as compared to net income of $12.6 million, or $0.30 per diluted share, in the second quarter of 2007.  The net loss in the second quarter of 2008 includes $8.5 million in losses related to the sale of auction rate securities.  Excluding this loss, net income and diluted earnings per share would have been $6.6 million and $0.16, respectively.  Net income in this quarter was also significantly affected by realized and unrealized losses on hedges, significantly higher corn costs, higher utility costs and higher legal and other professional fees, offset somewhat by higher ethanol pricing and higher volumes of ethanol sold.  Revenue in the second quarter of 2008 was a record at $601.6 million, an increase of $206.7 million, or 52.3%, from second quarter 2007 revenue of $394.9 million.  Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was basically flat in the second quarter of 2008 as compared to 2007, at $1.29 per gallon, as compared to $1.28 per gallon in the second quarter of 2007.  The average sales price per gallon of ethanol increased in Q2’08 to $2.50 per gallon from the $2.29 average received in Q2’07.  However, corn costs during the second quarter of 2008 averaged $5.38 per bushel, significantly higher than our second quarter 2007 cost of $3.99 per bushel.

Gallons of ethanol sold in the second quarter of 2008 increased 38.8%, to 220.3 million gallons from 158.7 million gallons in the second quarter of 2007.  Higher purchase/resale gallons and higher volumes purchased from marketing alliance partners were offset by declines in equity production.  Ethanol production in the quarter totaled 45.6 million gallons, down from 50.7 million gallons in the second quarter of 2007.

Gross profit was $32.9 million in the second quarter of 2008, an increase of $5.4 million from the second quarter of 2007.  While gross profit increased, the gross profit percentage decreased in the second quarter of 2008 to 5.5%, from 6.9% in the second quarter of 2007.  The decrease in the gross profit percentage is mainly due to a shift in the mix of gallons available for sale, with less higher margin production gallons being replaced with an increase in the number of gallons of lower margin marketing alliance and purchase/resale volumes.  The economic impact of selling gallons held in inventory at the end of Q1’08 with a $1.95 per gallon value as prices increased during Q2’08 was a positive impact to cost of goods sold of approximately $13.7 million.  The average inventory cost of $2.28 per gallon at the end of the second quarter of 2008 versus $1.95 at the end of the first quarter of 2008 reflects the increase in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  Similarly, rising prices throughout Q2’07 had a positive economic impact on cost of goods sold of $2.1 million.

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

Other non-operating expense for the second quarter of 2008 includes $14.1 million of realized and unrealized net losses on derivative contracts, including the effect of marking to market derivative contracts, versus net gains in the second quarter of 2007 of $2.1 million.  Derivative gains and losses for Q2’08 are composed of net realized gains on CBOT corn positions of $4.4 million, net realized losses on short gasoline future positions of $3.9 million, net unrealized losses on CBOT corn positions of $7.0 million and net unrealized losses on short gasoline positions of $7.6 million.  All of our derivative positions require cash settlement on a daily basis.  Economically offsetting our short gasoline positions are forward ethanol sales contracts that are indexed to gasoline.  Such contracts are not marked to market.  Also not marked to market are below market forward contracts to purchase corn that are either stand-alone, or are economically taken against short futures positions.

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Total gallons of ethanol sold in the second quarter of 2008 increased to 220.3 million gallons, versus 158.7 million gallons sold in the second quarter of 2007.  Gallons of ethanol were sourced as follows:

	For the Three Months Ended June 30,		Increase/	% Increase/
(In thousands, except for percentages)	2008	2007	(Decrease)	(Decrease)
Equity production	45,590	50,679	(5,089)	(10.0)%
Marketing alliance purchases	120,225	75,105	45,120	60.1%
Purchase/resale	49,144	22,085	27,059	122.5%
Decrease (increase) in inventory	5,305	10,862	(5,557)	N.M. *
Total	220,264	158,731	61,533	38.8%

*  Not meaningful

Net sales in the second quarter of 2008 increased 52.3% from the second quarter of 2007.  Net sales were $601.6 million in the second quarter of 2008 versus $394.9 million in the second quarter of 2007.  Overall, the increase in net sales was the result of the increase in the number of gallons of ethanol sold and an increase in the average sales price of ethanol sold.  Ethanol prices averaged $2.50 per gallon in the second quarter of 2008 versus $2.29 in the second quarter of 2007.

Co-product revenues for the second quarter of 2008 totaled $37.0 million, an increase of $13.8 million or 59.5%, from the second quarter 2007 total of $23.2 million.  Co-product revenues increased during the second quarter of 2008 as a result of higher co-product pricing, principally germ, meal, yeast and DDGS caused by the significant increase in corn prices.  In the second quarter of 2008, we sold 272.8 thousand tons, versus 297.1 thousand tons in the second quarter of 2007.  Co-product revenues, as a percentage of corn costs, were 40.2% during the second quarter of 2008, versus 31.1% in the second quarter of 2007.  Co-product revenues, as a percentage of corn costs, increased in the second quarter of 2008 as compared to 2007 as the result of increases in our co-product pricing rising at a faster rate in 2008 versus 2007 as compared to the price we paid for corn.  For the second quarter of 2008, our average purchase price per bushel of corn was lower than the CBOT price in effect during the same period.

Cost of goods sold for the quarter ended June 30, 2008 was $568.7 million, compared to $367.5 million for the quarter ended June 30, 2007, an increase of $201.2 million or 54.7%.  As a percentage of net sales, cost of good sold increased from 93.1% to 94.5%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and the cost of purchasing ethanol and biodiesel from other producers and marketers, freight and logistics costs to ship ethanol, biodiesel and co-products, and the cost of motor fuel taxes which have been billed to customers.  The increase in cost of goods sold is principally the result of increased corn costs, increased conversion costs, and higher prices paid for purchased biofuels.

Purchased ethanol in the second quarter of 2008 totaled $393.6 million, versus $207.9 million in the second quarter of 2007.  The increase in purchased ethanol results from both the increase in the number of gallons of ethanol purchased and from an increase in the cost per gallon of ethanol purchased.  In the second quarter of 2008, we purchased 169.4 million gallons of ethanol at an average cost of $2.32 per gallon as compared to 97.2 million gallons of ethanol at an average cost of $2.14 in the second quarter of 2007.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the second quarter of 2008 totaled $92.1 million or $5.38 per bushel, versus $74.7 million, or $3.99 per bushel in the second quarter of 2007.  The increase in corn costs is due to higher corn prices as a result of increased demand for grains on a global basis, lower expected corn production as a result of severe flooding in the Midwest portion of the U.S., along with expected new ethanol production facilities being built.

Conversion costs for the second quarter of 2008 increased to $33.1 million from $30.9 million for the second quarter of 2007.  The total dollars spent on conversion costs increased year over year as a result of higher natural gas costs, higher denaturant costs, and higher outside service costs.  The conversion cost per gallon increased year over year to $0.73 per gallon in the second quarter of 2008 versus $0.61 per gallon in the second quarter of 2007.  Conversion costs per gallon in the second quarter of 2008 were also negatively affected by the lower number of gallons produced.

Depreciation in the second quarter of 2008 totaled $3.3 million, versus $3.0 million in the second quarter of 2007.  Motor fuel taxes were $4.5 million in the second quarter of 2008 versus $4.3 million in the second quarter of 2007.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the second quarter of 2008 increased to $44.3 million, or approximately $0.20 per gallon, from $28.0 million, or $0.18 per gallon in the second quarter of 2007.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.  The increase in freight costs was primarily due to increasing fuel surcharges resulting from record high oil prices, which continue to negatively impact general freight rates, and from general freight increases associated with moving product along longer supply lines to emerging new markets in the Southeast. These additional expenses have been made to support higher prices on the increased volumes.

The average inventory cost of $2.28 per gallon at the end of the second quarter of 2008 versus $1.95 at the end of the first quarter of 2008 reflects the increase in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  The economic impact of selling gallons that were previously held in inventory at the end of the first quarter of 2008 during a period of rising prices was $13.7 million.  Similarly, rising prices throughout Q2’07 had a positive economic impact on cost of goods sold of $2.1 million.

Selling, general and administrative (“SG&A”) expenses were $10.1 million in the second quarter of 2008, compared to $8.8 million in the second quarter of 2007.  The year over year increase primarily reflects higher expenditures for legal and other professional fees, along with increased personnel costs.

In the second quarter of 2008, the Company incurred additional losses totaling $8.5 million on the liquidation of its portfolio of auction rate securities.  The Company holds no auction rate securities as of June 30, 2008.

Interest income in the second quarter of 2008 was $0.5 million, versus $4.2 million in the second quarter of 2007.  The decrease in interest income is due to a lower level of funds available to invest, combined with lower interest rates received on the auction rate securities we previously held, many which reset to zero for most of Q2’08.

Interest expense in the second quarter of 2008 was $1.1 million, as compared to $7.0 million in the second quarter of 2007.  Interest expense in the second quarter of 2008 was lower than in the same period in 2007 due to a greater amount of interest being capitalized on our expansion projects during the second quarter of 2008.  Interest expense in the second quarter of 2008 includes $7.5 million in interest on $300 million aggregate principal amount of our 10.0% senior unsecured notes issued March 27, 2007 and $0.2 million of amortization of deferred financing fees, reduced by capitalized interest of $6.6 million.

Other non-operating expense for the second quarter of 2008 includes $14.1 million of realized and unrealized net losses on derivative contracts, including the effect of marking to market derivative contracts, versus net gains in the second quarter of 2007 of $2.1 million.  Derivative gains and losses for the second quarter of 2008 are comprised of net realized gains on CBOT corn positions of $4.4 million, net realized losses on short gasoline future positions of $3.9 million, net unrealized losses on CBOT corn positions of $7.0 million and net unrealized losses on short gasoline positions of $7.6 million.  All of our derivative positions require cash settlement on a daily basis.  Without such cash settlement on the derivative contracts, cash flows from operations would have been significantly greater.  Economically offsetting our short gasoline positions are forward ethanol sales contracts that are indexed to gasoline.  Such contracts are not marked to market.  Also not marked to market are below market forward contracts to purchase corn that are either stand-alone, or are economically taken against short futures positions.

The minority interest for the quarter ended June 30, 2008 was a reduction of expense of $0.3 million, compared to a charge to income of $0.7 million for the quarter ended June 30, 2007.  This change reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs, and the lower average price received from selling wet distillers grains.

Income tax expense in the second quarter of 2008 totaled $3.4 million.  The Company does not expect to receive an income tax benefit related to the losses incurred on the sale of auction rate securities as it does not expect to have sufficient capital gains to offset the $31.6 million capital loss.  As a result, the Company recorded a valuation allowance equal to the amount of the income tax benefit it recorded resulting from the loss on the sale of auction rate securities.  Excluding the effects of the loss on the sale of auction rate securities, the effective income tax rate in Q2’08 was 33.8% of pre-tax income, versus an income tax rate of 28.9% in the second quarter of 2007.  In 2007, our effective income tax rate was lower due to the amount of tax free interest received on our investment portfolio.

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Total gallons of ethanol sold in the first six months of 2008 increased to 431.5 million gallons, versus 351.9 million gallons sold in the first six months of 2007.  Gallons of ethanol were sourced as follows:

	For the Six Months Ended June 30,		Increase/	% Increase/
(In thousands, except for percentages)	2008	2007	(Decrease)	(Decrease)
Equity production	93,325	99,586	(6,261)	(6.3)%
Marketing alliance purchases	250,114	209,814	40,300	19.2%
Purchase/resale	88,108	43,613	44.495	102.0%
Decrease (increase) in inventory	(41)	(1,094)	1,053	N.M. *
Total	431,506	351,919	79,587	22.6%

*  Not meaningful

Net sales in the first six months of 2008 increased 33.7% from the same period in 2007.  Net sales were $1,111.5 million in the first half of 2008 versus $831.6 million in the first half of 2007.  Overall, the increase in net sales was the result of the increase in the number of gallons of ethanol sold and an increase in the average sales price of ethanol sold.  Ethanol prices averaged $2.36 per gallon in the first half of 2008 versus $2.18 in the first half of 2007.

Co-product revenues for the first six months of 2008 totaled $70.3 million, an increase of $24.0 million or 51.8%, from the first six months of 2007 total of $46.3 million.  Co-product revenues increased during the first half of 2008 as a result of higher co-product pricing, principally germ, meal, yeast and DDGS caused by the significant increase in corn prices.  In the first six months of 2008, we sold 545.2 thousand tons, versus 564.1 thousand tons in the first six months of 2007.  Co-product revenues, as a percentage of corn costs, were 40.7% during the first six months of 2008, versus 33.2% in the first six months of 2007.  Co-product revenues, as a percentage of corn costs, increased in the first half of 2008 as compared to 2007 as the result of increases in co-product pricing rising at a faster rate in 2008 versus 2007 as compared to corn.  For the first half of 2008, our average purchase price per bushel of corn was lower than the CBOT price in effect during the same period.

Cost of goods sold for the first six months of 2008 was $1,054.6 million, compared to $775.7 million for the first six months of 2007, an increase of $278.9 million or 36.0%.  As a percentage of net sales, cost of goods sold increased from 93.3% to 94.9%.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and the cost of purchasing ethanol and biodiesel from other producers and marketers, freight and logistics costs to ship ethanol, biodiesel and co-products, and the cost of motor fuel taxes which have been billed to customers.  The increase in cost of goods sold is principally the result of increased corn costs, increased conversion costs, and higher prices paid for purchased biofuels.

Purchased ethanol in the first half of 2008 totaled $735.5 million, versus $508.7 millon in the first half of 2007.  The increase in purchased ethanol results from both the increase in the number of gallons of ethanol purchased and from an increase in the cost per gallon of ethanol purchased.  In the first half of 2008, we purchased 338.2 million gallons of ethanol at an average cost of $2.17 per gallon as compared to 253.4 million gallons of ethanol at an average cost of $2.01 in the first half of 2007.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first six months of 2008 totaled $172.9 million or $4.93 per bushel, versus $139.4 million, or $3.79 per bushel in the first six months of 2007.  The increase in corn costs is due to higher corn prices as a result of increased demand for grains on a global basis, lower expected corn production as a result of severe flooding in the Midwest portion of the U.S. along with expected new ethanol production facilities being built.

Conversion costs for the first half of 2008 increased to $62.9 million from $57.9 million for the first half of 2007.  The total dollars spent on conversion costs increased year over year as a result of higher natural gas costs, higher denaturant costs, and higher outside service costs.  The conversion cost per gallon increased year over year to $0.67 per gallon in the first six months of 2008 versus $0.58 per gallon in the first six months of 2007.  Conversion costs per gallon in the first half of 2008 were also negatively affected by the lower number of gallons produced as a result of lowering the denaturant blending levels to 1.96% from 4.76%.

Depreciation in the first half of 2008 totaled $6.6 million, versus $6.0 million in the first half of 2007.  Depreciation expense increased in the first half of 2008 as a result of the Pekin dry mill ramping up production during the first quarter of 2007.  Motor fuel taxes were $7.9 million in the first half of 2008 versus $10.5 million in the first half of 2007.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs in the first half of 2008 increased to $86.5 million, or approximately $0.20 per gallon, from $58.2 million, or $0.17 per gallon in the first half of 2007.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.  The increase in freight costs was primarily due to increasing fuel surcharges resulting from record high oil prices, which continue to negatively impact general freight rates, and from general freight increases associated with moving product along longer supply lines to emerging new markets in the Southeast. These additional expenses have been made to support higher prices on the increased volumes.

The average inventory cost of $2.28 per gallon at the end of the first half of 2008 versus $1.80 at the end of 2007 reflects the increase in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  The economic impact of selling gallons that were previously held in inventory at the end of 2007 during a period of rising prices was $17.5 million.  Similarly, rising prices throughout the first half of 2007 had a positive economic impact on cost of goods sold of $2.1 million.

Selling, general and administrative (“SG&A”) expenses were $19.0 million in the first six months of 2008, compared to $18.4 million in the first six months of 2007.  The year over year increase primarily reflects higher expenditures for legal and other professional fees, along with increased personnel costs.

In the first six months of 2008, the Company incurred losses totaling $31.6 million related to the valuation and ultimate sale of its portfolio of auction rate securities.  The Company holds no auction rate securities as of June 30, 2008.

Interest income in the first half of 2008 was $2.7 million, versus $5.5 million in the first half of 2007.  The decrease in interest income is due to a lower level of funds available to invest, combined with lower interest rates received on the auction rate securities we previously held, many which reset to zero for most of 2008.

Interest expense in the first six months of 2008 was $3.5 million, as compared to $7.4 million in the first six months of 2007.  Interest expense in the first half of 2008 was lower than in the same period in 2007 due to a greater amount of interest being capitalized on our expansion projects during 2008.  Interest expense in the first half of 2008 includes $15.0 million in interest on $300 million aggregate principal amount of our 10.0% senior unsecured notes issued March 27, 2007 and $0.5 million of amortization of deferred financing fees, reduced by capitalized interest of $12.0 million.

Other non-operating expense for the first half of 2008 includes $12.3 million of realized and unrealized net losses on derivative contracts, including the effect of marking to market derivative contracts, versus net gains in the first half of 2007 of $6.0 million.  Derivative gains and losses for the first half of 2008 are composed of net realized gains on CBOT corn positions of $7.6 million, net realized losses on short gasoline future positions of $4.5 million, net unrealized losses on CBOT corn positions of $8.4 million and net unrealized losses on short gasoline positions of $7.0 million.  All of our derivative positions require cash settlement on a daily basis.  Economically offsetting our short gasoline positions are forward ethanol sales contracts that are indexed to gasoline.  Such contracts are not marked to market.  Also not marked to market are below market forward contracts to purchase corn that are either stand-alone, or are economically taken against short futures positions.

The minority interest for the first half of 2008 was a reduction of expense of $0.5 million, compared to a charge to income of $1.2 million for the first half of 2007.  This change reflects the reduced operating performance of our Nebraska subsidiary caused primarily by the year over year significant increase in corn costs, and the lower average price received from selling wet distillers grains.

Income tax expense in the first half of 2008 totaled $8.9 million.  The Company does not expect to receive an income tax benefit related to the losses incurred on the sale of auction rate securities as it does not expect to have sufficient capital gains to offset the $31.6 million capital loss.  As a result, the Company recorded a valuation allowance equal to the amount of the income tax benefit it recorded resulting from the loss on the sale of auction rate securities.  Excluding the effects of the loss on the sale of auction rate securities, the effective income tax rate in the first half of 2008 was 32.1% of pre-tax income, versus an income tax rate of 33.0% in the first half of 2007.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices increased throughout the first half of 2008.  The effect of higher ethanol prices benefited our gross profit during 2008 by offsetting increasing costs to produce.  Both corn and gasoline prices have risen in 2008.  The rise in price of these commodities favorably impacts ethanol price since corn is the principal feedstock in ethanol production and ethanol replaces gasoline.  The rise in ethanol prices could also be attributable to a combination of a new renewable fuel mandate passed by Congress in December 2007 which requires 9 billion gallons of renewable biofuel consumption in 2009 and favorable economics of blending ethanol due to the current price of ethanol being substantially lower than the price of gasoline.  During the first six months of 2008, ethanol has been sold at a significant discount to wholesale gasoline.  This, combined with the $0.51 per gallon tax credit available to blenders, provided significant arbitrage opportunities to blenders to increase the amount of ethanol they are blending.  However, we are unable to predict whether ethanol prices will remain strong, or whether new supply projected to come online will cause ethanol prices to fall.

As of June 30, 2008, we had contracts for delivery of ethanol totaling 184.5 million gallons through December 2008.  These contracts are shared for the benefit of the marketing alliance pool as a whole, of which Aventine is a part, and are not solely applicable to Aventine.  These commitments were for 30.3 million gallons at an average fixed price of $2.32 per gallon, 35.8 million gallons at an average spread to wholesale gasoline of a negative 36 cents per gallon (based upon the NYMEX, Chicago and NY harbor indices), and 118.4 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

For the third quarter of 2008, we have contracts for delivery of ethanol totaling 108.1 million gallons.  These commitments are for 16.3 million gallons at an average fixed price of $2.37, 22.8 million gallons at an average spread to wholesale gasoline of a negative 34 cents (based upon the NYMEX, Chicago and NY harbor indices), and 69.0 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

At the end of the second quarter of 2008, we also had short gasoline positions outstanding using swap agreements where we sold 8.1 million gallons of gasoline at an average fixed price of $2.15 per gallon for delivery through December 2008.  We did this to hedge some of our gasoline indexed contracts from potentially falling gasoline prices.  The fair value of these positions at June 30, 2008 was a loss of approximately $10.3 million.

Corn

Corn prices have risen significantly since 2006 and reached record levels during the second quarter of 2008.  We believe that corn prices are likely to remain above historical levels for the foreseeable future.

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

At June 30, 2008, we had fixed the price of 18.9 million bushels of corn through December 2008 at an average of $5.83 per bushel, representing approximately 50% percent of our corn requirements for the remainder of 2008.

Marketing Alliance

Our marketing alliance annualized volume at the end of the second quarter of 2008 was 538 million gallons. With our own equity production, our marketing alliance partner volumes, and purchase/resale volumes, we distributed approximately 881 million gallons of ethanol on an annualized basis in the second quarter of 2008.  Our expectation for 2008 is that another 316 million gallons of marketing alliance partner production will come online, bringing our total ethanol marketing capacity to approximately 1.2 billion gallons annually by the end of this year.  Going forward, we may see changes to our marketing alliance volumes as a result of economic pressures which may affect marketing alliance volumes available for distribution.

Supply and Demand

According to the Renewable Fuels Association, the annual ethanol production capacity in the U.S. of plants currently in operation and those under construction is almost 13.4 billion gallons annually.  This volume of ethanol production exceeds the mandate for renewable biofuel consumption required in 2012.  Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil.  This domestic production capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol prices to decrease, perhaps substantially.

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

Biodiesel

During the first half of 2008, we sold 2.1 million gallons of biodiesel.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	June 30, 2008 (Unaudited)	December 31, 2007

Cash and cash equivalents	$114,354	$17,171
Short-term investments	—	211,500
Working capital	177,343	303,377
Total debt	300,000	300,000
Current ratio	2.32	3.90

During the second quarter, the Company generated cash of $97.1 million from the sale of its remaining position of auction rate securities.  As a result, the Company recorded an additional loss of $8.5 million in the second quarter, bringing the total losses on auction rate securities to $31.6 million.  The Company holds no auction rate securities as of June 30, 2008.

The Company has made commitments for the construction of new ethanol facilities.  The initial phase I expansions in Mt. Vernon, Indiana and Aurora, Nebraska began construction in 2007.  It is expected that each phase I project will cost approximately $250 million.  Through June 30, 2008, approximately $313 million has been spent on these two projects.  We expect to spend an additional $190 million to complete these projects, excluding capitalized interest.  Total liquidity available to us at the end of the second quarter of 2008 was $245.7 million, comprised of $114.4 million in cash and cash equivalents and $131.3 million available under our existing secured revolving credit facility.

In addition to funding capital expenditures, our principal use of liquidity is funding our working capital needs.  Our working capital needs are primarily driven by inventory, accounts receivable and accounts payable levels.  Inventory, accounts receivable and accounts payable levels can vary materially as a result of changes in commodity prices, particularly corn and ethanol prices, as well as the number of gallons in inventory, the number of gallons of ethanol purchased in purchase resale transactions or from marketing alliance partners and days’ sales outstanding of receivables.

The Company continues to evaluate options to increase the amount of liquidity available to it, including discussions with banks on a new or amended liquidity facility or raising additional capital.  However, we currently expect the existing liquidity available to us, including our current cash balances, amounts available under our existing secured revolving credit facility and anticipated cash flow from operations, will be sufficient to satisfy existing anticipated working capital needs, debt service obligations, capital expenditures and other anticipated cash requirements for 2008.

On October 26, 2006, Aventine’s Board of Directors approved a common stock share buyback program of up to $50 million.  Under the repurchase program, the Company may buy back shares from time to time on the open market.  The program has no minimum share repurchase amounts, and there is no fixed time period under which any share repurchases must take place.  This share repurchase program is not expected to impact the Company’s expansion plans.  From program inception through the end of the second quarter of 2008, the Company has repurchased a total of 369,615 shares of its common stock.  The amount remaining under the authorization to repurchase stock is approximately $45.9 million.  The amounts the Company may repurchase under this program in the future may be affected by cash required to complete current facility expansion, as well as cash provided by operations.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents, cash provided by operations, and cash available under our secured revolving credit facility.

Cash and cash equivalents.  For the first six months of 2008, cash and cash equivalents increased by $97.2 million.  Cash and cash equivalents as of June 30, 2008 and December 31, 2007 were $114.4 million and $17.2 million, respectively.  The increase in cash and cash equivalents is principally the result of the liquidation of our auction rate security portfolio, along with cash provided by operations, offset by expenditures related to our plant expansions.

Cash provided by operations.  Net cash provided by operating activities in the first six months of 2008 was $42.3 million, as compared to cash provided by operating activities of $45.0 million for the first six months of 2007.  Cash provided by operations in 2008 was affected by a regularly scheduled $15 million semi-annual interest payment made in the second quarter of 2008 on our 10% senior unsecured bonds.  We issued these bonds in March 2007.  For 2007, no interest payment on these bonds was scheduled to be made until October 2007.

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

We had no borrowings outstanding under our secured revolving credit facility at June 30, 2008, and $21.9 million of standby letters of credit outstanding, thereby leaving approximately $131.3 million in borrowing availability under our secured revolving credit facility as of that date.

Uses of Liquidity

Our principal uses of liquidity are capital expenditures, payments related to our outstanding debt and liquidity facility, working capital and the repurchase of shares of our common stock.

Capital expenditures.  During the first half of 2008, we spent approximately $117.6 million, exclusive of capitalized interest of $12.0 million, on capital projects.  Of this amount, $5.7 million was spent on maintenance and environmental projects, while $111.9 million was spent on capacity expansion projects.  The amount we expect to spend to complete our two new ethanol production facilities through the first quarter of 2009 is approximately $190 million, exclusive of capitalized interest.  Expected capital expenditures on non-expansion related maintenance and environmental items should be approximately $5 million for the remainder of 2008.

Payments related to our outstanding debt and liquidity facility.  In the first half of 2008, we made a regularly scheduled $15 million semi-annual payment on our 10% senior unsecured bonds.  Interest payments of $15 million on our 10% senior unsecured notes are due on April 1 and October 1.

Working capital.  Our working capital declined from $303.4 million to $177.3 million from December 31, 2007 to June 30, 2008 as we used current assets to fund our capital expenditures.

Repurchase of shares of common stock.  In the first half of 2008, we did not repurchase any shares of our common stock on the open market.  The share repurchase program allows the repurchase of up to $50 million of our outstanding common stock, although there are no minimum share purchase requirements.  There is approximately $45.9 million available to be repurchased under this program.

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

Collateral availability is determined via a borrowing base, which includes a percentage of eligible receivables and inventory, and no more than $50 million of property, plant and equipment.  The amount of property, plant and equipment which can be included in the borrowing base reduces at a rate of $1.8 million each quarter beginning with the quarter ended December 31, 2007.  At June 30, 2008, the amount of property, plant and equipment which was eligible for inclusion in the calculation of the borrowing base was $44.6 million.

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

We had no borrowings outstanding under our secured revolving credit facility at June 30, 2008, and $21.9 million of standby letters of credit outstanding, thereby leaving approximately $131.3 million in borrowing availability under our secured revolving credit facility as of that date.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims.  We have not accrued any amounts for environmental matters as of June 30, 2008.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state laws which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities.  Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility.  In addition, the permits ultimately issued may impose conditions which are more costly to implement than we had anticipated.  These costs could have a material adverse effect on our financial condition and results of operations.  Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position.  However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers not subject to such stringent requirements.

Federal and state environmental authorities have been investigating alleged excess VOC emissions and other air emissions from many U.S. ethanol plants, including our Illinois and Nebraska facilities.  The matter relating to our Illinois wet mill facility is still pending, and we could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility.  If authorities require us to install controls, we would anticipate that costs would be higher than the approximately $3.4 million we incurred for this matter at our Nebraska facility due to the larger size of the Illinois wet mill facility.  In addition, if the authorities determine our emissions were in violation of applicable law, we would likely be required to pay fines that could be material.  In February 2008, we received an indemnification payment from the former owner of our Nebraska facility relating to the cost of installing environmental controls at that facility in connection with an April 2005 consent decree with state authorities.

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the U.S. Environmental Protection Agency’s (“EPA”) National Emissions Standard for Hazardous Air Pollutants, or NESHAP, for industrial, commercial and institutional boilers and process heaters.  This NESHAP was issued but subsequently vacated.  The vacated version of the rule required us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from our boilers.  We expect the EPA will revise the rule to impose more stringent requirements than were contained in the vacated version.  In the absence of a final EPA NESHAP for industrial, commercial and institutional boilers and process heaters, we are working with state authorities to determine what technology will be required at our Illinois wet mill facility and when such technology must be installed.  We currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from our boilers.

We currently generate revenue from the sale of carbon dioxide, which is a co-product of the ethanol production process at each of our Illinois and Nebraska facilities.  New laws or regulations relating to the production, disposal or emissions of carbon dioxide may require us to incur significant additional costs and may also adversely affect our ability to continue generating revenue from carbon dioxide sales.  In particular, Illinois and five other Midwestern States have recently entered into the Midwestern Greenhouse Gas Reduction Accord, a program which directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide.  It is possible this program could require carbon dioxide emissions reductions from our Pekin, Illinois plants, which could result in significant costs.  In addition, it is possible that other states in which we conduct or plan to conduct business, including Nebraska and Indiana, could join this accord or that federal, state or local regulators could require other costly carbon dioxide emissions reductions or offsets.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn costs for the three months ended June 30, 2008 and 2007 was $5.38 and $3.99 per bushel, respectively.  For the six months ended June 30, 2008 and 2007, our weighted average corn costs were $4.93 and $3.79, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At June 30, 2008, we had commitments to purchase approximately 24.3 million bushels of corn through December 2009 at an average price of $5.92 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a certain amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these commodity forward transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”).  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  Information on this type of derivative transaction is as follows:

(In millions)	June 30, 2008

Realized and unrealized loss included in earnings in 2008	$11.2

(In millions)	June 30, 2008

Net bushels sold	5.5
Aggregate notional value of derivatives outstanding	$32.3
Period through which derivative positions currently exist	December 2009
Unrealized loss on the fair value of outstanding derivative positions	$(9.6)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(4.2)

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

June 30,
(In millions)	2008

Realized and unrealized net gain included in earnings in 2008	$10.4

June 30,
(In millions)	2008

Net bushels bought	1.4
Aggregate notional value of derivatives outstanding	$8.1
Period through which derivative positions currently exist	December 2008
Unrealized gain on fair value of derivatives	$2.3
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  These ethanol contracts are for the benefit of our marketing alliance pool.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  These fixed price ethanol contracts are shared with our marketing alliance pool, and are not applicable only to our equity gallons.  At June 30, 2008, we had fixed contracts to sell approximately 30.3 million gallons of ethanol at an average fixed price of $2.32 per gallon through December 2008.  These normal sale transactions are not marked to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At June 30, 2008, we had sold forward approximately 35.8 million gallons of ethanol using wholesale gasoline as an index plus a fixed spread that averaged a negative $0.36 per gallon.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  These contracts are entered into only to protect the value of our own equity gallons, and are not shared with our marketing alliance.  We account for these transactions under SFAS 133.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  Information on this type of derivative transaction is as follows:

(In millions)	June 30, 2008

Realized and unrealized loss included in earnings	$11.5

Gallons sold	8.1
Aggregate notional value of derivatives outstanding	$17.3
Period through which derivative positions currently exist	December 2008
Unrealized loss on the fair value of outstanding derivative positions	$(10.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.8)

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

Subsequent Event

On July 31, 2008, the Company entered into a purchase agreement with Nebraska Energy Cooperative, its minority partner in Nebraska Energy, LLC, to purchase the 21.6% of Nebraska Energy, LLC it does not already own.  The Company has agreed to issue 1 million shares of common stock to acquire the remaining interest.  It is expected that this transaction will close as soon as possible after receiving the necessary approvals from the existing unit holders of the Nebraska Energy Cooperative.

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

The Company included in its Annual Report on Form 10-K as of December 31, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The Risk Factors as included in our Form 10-K as of December 31, 2007 are updated by additional risk factors as described below:

Waivers or repeal of the renewable fuels standard (“RFS”)  minimum levels of renewable fuels included in gasoline could have a material adverse effect on Aventine’s results of operations.

Subsequent to the passage of the Energy Independence and Security Act of 2007 in December 2007 increasing the mandated required usage of renewable biofuels, efforts have been underway by various parties to repeal or reduce the RFS through new legislation and/or requested waivers of the current legislation.  In April 2008, Texas Governor Rick Perry formally filed a request with the EPA to reduce the 2008 mandated usage of renewable biofuels to 4.5 billion gallons, from the current 9 billion gallon mandate.  In addition, 24 Republican Senators sent a letter to the EPA in support of Governor Perry’s request.  The EPA requested comment letters and received over 15,000 responses addressing Governor Perry’s waiver request.  The EPA was initially required to rule on the waiver request by July 23, 2008, but has extended the time period in order to fully examine and consider all of the issues brought forth by these comment letters.  There is also a current public relations campaign underway by the Retail Grocers Association which purports to directly associate a rise in corn prices with the increased mandates required under the new RFS.  The attempt is to blame ethanol for the rise in food prices in order to get the RFS requirements reduced or repealed.  Concurrent with these attempts at eliminating or reducing the mandated use of ethanol, legislation has been introduced in Congress to repeal the RFS.  Any repeal or waiver from the RFS may adversely affect demand for ethanol and could have a material adverse effect on Aventine’s results of operations and financial condition.

Our ability to complete our ethanol plant expansion projects in a timely manner and at the expected cost is highly dependant upon third parties, including our engineering, procurement and construction (“EPC”) contractor and their sub-contractors.

We are highly dependant on third parties, including our EPC contractor and their sub-contractors, for the timely completion of our new ethanol production facilities at the expected costs.  Delays in the projects, whether the result weather, regulatory issues or other issues related to the EPC contractor or sub-contractor, may affect our results of operations and financial condition.

A reduction in the Volumetric Ethanol Excise Tax Credit (“VEETC”) may reduce the attractiveness of ethanol blended fuels above mandated amounts.  Any reduction in the amount of discretionary blending as a result of a reduction in the VEETC may have a material adverse effect on our results of operations and financial condition.

The amount of ethanol production capacity in the U.S. as of June 30, 2008 is approximately 9.7 billion gallons.  This amount exceeds the 2008 mandated usage of renewable biofuels of 9 billion gallons.  Ethanol consumption above mandated amounts is primarily based upon the economic benefit derived by blenders, including benefits received from the VEETC.   The 2008 Farm Bill enacted into law reduces the VEETC from its current 51 cents per gallon to 45 cents per gallon beginning in the first year following ethanol production reaching 7.5 billion gallons (which we believe will happen in 2008).  Any reduction in discretionary blending as a result of the lower VEETC may affect the demand for ethanol above mandated amounts, thereby having a negative effect on our operations, results of operations and our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 2, 2007, the Company held its Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of those votes were as follows:

(1)  Election of Class III Directors:

	Vote for	Votes against	Votes withheld and non-votes

Leigh J. Abramson	34,024,693	531,967	7,414,670
Wayne D. Kuhn	34,027,645	529,443	7,414,242
Ronald H. Miller	33,993,447	568,444	7,409,439

Other directors whose term of office continued after the meeting were Messrs. Bobby L. Latham and Farokh S. Hakimi as Class I directors; and Messrs. Richard A. Derbes, Michael C. Hoffman and Arnold M. Nemirow as class II directors.

(2)  Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Vote for	Votes against	Votes withheld and non-votes

34,337,646	269,328	7,364,356

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

	10.1	Fourth Amendment to Lease Agreement and Reaffirmation of Guaranty, dated as of June 19, 2008

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 7, 2008	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)