Form 10-K/A
period 2008-12-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2009-04-30
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[Mark One]

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐      NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐      NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $131,903,759 based upon the closing price of the Common Stock reported for such date on the New York Stock Exchange.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 12, 2009
Common Stock, $0.001 par value	42,970,988 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “10-K”).  The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders.  This Amendment hereby amends Part III, Items 10 through 14.  In addition, on the cover page, (i) the reference in the original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders has been updated and (ii) the information with respect to the market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 has also been updated.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 10-K (including, but not limited to, the Company’s filing for bankruptcy on April 7, 2009), nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC on or subsequent to March 16, 2009.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information regarding our current directors and executive officers.  Directors hold office until their terms expire and their successors have been elected and qualified.  Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position

Ronald H. Miller	60	President, Chief Executive Officer and Director
Daniel R. Trunfio, Jr.	48	Chief Operating Officer
George T. Henning, Jr.	67	Interim Chief Financial Officer and Secretary

Bobby L. Latham	68	Chairman of the Board of Directors
Theodore H. Butz	50	Director
Farokh S. Hakimi	60	Director and Chairman of the Audit Committee
Richard A. Derbes	62	Director
Michael C. Hoffman	46	Director
Arnold M. Nemirow	66	Director
Leigh J. Abramson	40	Director
Wayne D. Kuhn	73	Director and Chairman of the Compensation Committee

Our By-laws provide for a Board comprised of between three and eleven directors divided into three classes of directors serving staggered three-year terms.  Each class shall consist, as nearly as possible, of one-third of the total number of directors constituting the entire Board.  As a result, approximately one-third of the Board is elected each year.  Class I directors, whose terms expire in 2009, are Messrs. Butz, Hakimi and Latham; Class II directors, whose terms expire in 2010, are Messrs. Derbes, Hoffman and Nemirow; and Class III directors, whose terms expire in 2011 are Messrs. Abramson, Kuhn and Miller.

Ronald H. Miller.  Mr. Miller has been our President, Chief Executive Officer and a director since May 2003 and the President of our subsidiary, Aventine Renewable Energy, Inc., since 2000.  Prior to his current position, Mr. Miller served in senior marketing, logistics and development positions at our Company and its predecessors from 1981 to 1999.  Between 1971 and 1981, Mr. Miller held roles of increasing responsibility with Texaco.  Mr. Miller serves on the board of directors of the Renewable Fuels Association, where he previously served as the Chairman from 1995 to 2001 and from 2005 to 2007 and as Vice Chairman from 2001 to 2005.

Daniel R. Trunfio, Jr.  Mr. Trunfio has been our Chief Operating Officer since March 2007. Prior to joining Aventine, Mr. Trunfio spent 23 years with the Royal Dutch Shell Group in various leadership roles including General Manager and Vice President. Shell is one of the largest bio-fuels marketers in the world and a recognized global leader in second generation bio-fuels technology. Mr. Trunfio most recently led the development and implementation of Shell’s first and second generation bio-fuel strategies and operations worldwide. In this role, Mr. Trunfio was responsible for coordinating bio-fuel issues for Shell in the Americas working as a liaison with external stakeholders and governments. In addition, he was also responsible for managing Shell’s bio-fuel alliances in the Americas. While at Shell, Mr. Trunfio’s experience included positions (both domestic and internationally) in retail sales, marketing, supply, trading, e-commerce, strategy, product development and bio-fuels.

George T. Henning, Jr.  Mr. Henning became our Interim Chief Financial Officer in March 2009.  Mr. Henning is a retired financial executive with over 35 years of senior financial management experience, including previous positions with Eastern Gas and Fuel Associates, LTV Corporation and its predecessor companies, and Pioneer Americas Company.  Mr. Henning holds an MBA from Harvard University and a BA from Pennsylvania State University.  Mr. Henning serves as a member of the Board of Trustees of the Pennsylvania State University.

Bobby L. Latham.  Mr. Latham has been Chairman of the Board since May 2003.  He is currently a Managing Director of Amaryn Group LLC, a partnership formed to explore investment opportunities in the chemical and manufacturing industries.  From 1995 to 2000, Mr. Latham served as a consultant to MSLEF II portfolio companies.  From 1994 to 1995, he served as a Senior Vice President at Terra Nitrogen Corp.  From 1991 to 1994, Mr. Latham served as Chief Operating Officer of Beaumont Methanol Corp.  From 1990 to 1994, he served as Chief Operating Officer of Agricultural Minerals Corp. Mr. Latham has twenty-three years experience in methanol and fertilizer manufacturing as well as significant experience in strategic and operational planning.  He has also worked with the MSCP funds in evaluating numerous investment opportunities.  Mr. Latham is also a director of Terphane, a manufacturer of special polyester films.

Theodore H. Butz.  Mr. Butz has been a director since September 2008.  Mr. Butz is currently Vice President and General Manager, Specialty Chemicals Group for FMC Corporation, a global chemical company.  He has been FMC’s Vice President, Specialty Chemicals Group since 2003 and is responsible for specialty chemicals businesses.  The Specialty Chemicals Group supplies the food, pharmaceutical, polymers and energy storage markets.  In addition to his general management responsibility, he also leads FMC’s corporate development and health and safety functions.  He has held various management positions at FMC Corporation since beginning with them in 1991.

Farokh S. Hakimi.  Mr. Hakimi has been a director since May 2006.  From August 2006 until July 2008, he held the position of President and CEO of Viridian Resources, LLC, a private US-based start-up company involved in development of new technology for recovery of nickel and cobalt from low grade deposits. Prior to that, he was Executive Vice President of Inco Limited, a mining and metal company, from November 2005 until March 2006. From March 2002 until November 2005, he served as Executive Vice President and Chief Financial Officer, having previously served as Inco’s Chief Development Officer from January 2002 until March 2002.  Mr. Hakimi was Vice President and Chief Financial Officer of Rio Algom Limited, a global mining and metals company based in Toronto, Ontario from January 2000 until July 2001.

Richard A. Derbes.  Mr. Derbes has been a director since May 2003.  He was head of Morgan Stanley’s Investment Banking client coverage for the Chemical Industry from 1986 until he retired in December 2001 (except for about a year and a half in 1993-1994, when he was with Gleacher & Co.).  Prior to that, he was a sell-side equity research analyst for Morgan Stanley and other investment banks, from 1976 until 1985.  He was a member of the Institutional Investor All-American Team for the chemical industry for nine years.  Mr. Derbes has been an advisor to the MSCP funds on numerous chemical investment opportunities.

Michael C. Hoffman.  Mr. Hoffman has been a director since May 2003.  He is a Managing Director of Metalmark Capital LLC and a Managing Director of Citi Alternative Investments Inc.  He joined Morgan Stanley & Co. Incorporated in 1986 and worked in the firm’s Strategic Planning Group prior to joining Morgan Stanley Capital Partners in 1990.  Mr. Hoffman is a Director of Hunter Defense Technologies.

Arnold M. Nemirow.  Mr. Nemirow has been a director since March 2007.  Mr. Nemirow retired in 2006 as Chairman, President and Chief Executive Officer of Bowater Incorporated, a major producer of forest products, based in Greenville, South Carolina.  He became Chief Executive Officer of Bowater in 1995 and Chairman in 1996. He served as President of Bowater beginning in September 1994 and served as Chief Operating Officer of Bowater from September 1994 through February 1995.

Leigh J. Abramson.  Mr. Abramson has been a director since May 2003.  He is a Managing Director of Metalmark Capital LLC and a Managing Director of Citi Alternative Investments, Inc.  He joined Morgan Stanley in 1990 and Morgan Stanley Capital Partners in 1992.  Mr. Abramson is a director of several private companies.

Wayne D. Kuhn.  Mr. Kuhn has been a director since May 2003.  He was a partner in Sorgenti Investment Partners, a chemical expertise group that explores investment opportunities in the chemical industry, from 1997 to 2007.  He is currently engaged as a consultant in the chemical industry.  Mr. Kuhn spent 30 years at Arco and was instrumental in developing Arco’s position as the world’s largest manufacturer of MTBE, a gasoline additive.  He retired as Vice President of Arco where he was in charge of a $3 billion worldwide business which included Arco’s commodity chemicals for the urethane industry as well as specialty chemicals.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than ten percent of our Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports of beneficial ownership and changes in beneficial ownership of our equity securities and to furnish us with copies of all reports they file.  Based solely upon our review of the copies of such reports received by us and written representations from our executive officers and directors, we believe that, for the fiscal year ended December 31, 2008, all required reports were filed timely.

Corporate Governance

The charters of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics that applies to our directors, officers and employees (including our chief executive officer, chief financial officer, principal accounting officer, controller or other persons performing similar functions), are available on our website (www.aventinerei.com) or in print upon written request at no charge.  If we amend or grant any waivers under the code that are applicable to our chief executive officer, our chief financial officer, or our chief accounting officer and that relate to any element of the SEC’s definition of a code of ethics, which we do not anticipate doing, we will promptly post that amendment or waiver on our website, www.aventinerei.com, under “Corporate Governance”.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Program Objectives

In fiscal year 2008, our compensation programs were designed to achieve the following objectives:

•      Attract and retain top management talent;

•      Link compensation realized to the achievement of Aventine’s short-term and long-term financial and strategic goals;

•      Align management and stockholder interests by encouraging long-term stockholder value creation;

•      Maximize the financial efficiency of the programs from tax, accounting, cash flow and share dilution perspectives; and

•      Support important corporate governance principles and comply with best practices.

•      On April 7, 2009, the Company and its subsidiaries filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware.  The extent to which such filing will have an effect on the compensation programs for our named executive officers on a going-forward basis is not yet known.

Target Competitive Positioning

Our 2008 compensation programs were designed to link pay to performance.  Aside from base salaries, all other compensation components were tied to performance.  We positioned target base salaries and total direct compensation opportunities between the 25th percentile and median of our comparator group (as described in more detail below), to recognize that Aventine is smaller than the typical peer company.  Actual realized compensation may be above or below the targeted level, depending on our achievement of short-term and long-term financial and strategic goals.  We structured our programs to provide the appropriate balance between cash and equity compensation, and short-term and long-term incentives, to further the program objectives identified above.

Compensation Committee Procedure and the Compensation Consultant

The Compensation Committee of the Board is responsible for determining the nature and amount of compensation for Aventine’s executive officers and directors.  The Compensation Committee consists of three non-employee directors: Wayne D. Kuhn (Chair), Leigh J. Abramson, and Arnold M. Nemirow.  The charter of the Compensation Committee gives the Compensation Committee the ability to delegate its authority to subcommittees or the Chairman of the Compensation Committee when it deems appropriate and in the interest of Aventine.  The Compensation Committee does not, however, delegate its authority with respect to named executive officer (“NEO”) compensation.

Since 2006, the Compensation Committee has engaged Frederic W. Cook & Co. (“Cook”) as its independent compensation consultant.  Cook does no work for management without the consent of the Compensation Committee chair, receives no compensation from Aventine other than for its work in advising the Compensation Committee, and maintains no other economic relationships with Aventine.  While the Compensation Committee values the advice of its independent consultant, the Compensation Committee may choose to take a different approach than that recommended by the consultant for various reasons.

In 2008, Cook performed an updated comprehensive review of Aventine’s executive compensation program in terms of design and compensation levels.  The review included a total direct compensation analysis for eight executive positions; a carried-interest ownership analysis for the five highest paid executives; and aggregate share usage, fair value transfer, and potential dilution analyses.  The results of the competitive review and Cook’s preliminary recommendations for the 2008 compensation program were presented and discussed at the July 31, 2008 Board meeting.

During this updated competitive review, Aventine’s compensation practices were compared to those of a peer group of 14 public companies.  These companies include:

Alon USA

Andersons, Inc.

Calumet Specialty

Corn Products

Crosstex Energy

Green Plains Renewable Energy

Inergy

Innospec

MGP Ingredients

NewMarket Corp.

Pacific Ethanol

Penford

U.S. BioEnergy

Verasun

The findings from the competitive review indicated that:

•      Executive cash compensation (base salary and annual bonus) approximates the 25th percentile of the peer group based on 2007/2008 market data.

•      Overall, senior executives’ carried interest ownership under option is high, but carried interest ownership attributable to owned shares is low.

•      The three-year historical average annual share usage exceeds the peer group 75th percentile and the three-year historical average annual fair value transfer, as a percentage of market capitalization, is slightly below the peer group 75th percentile, a characteristic of companies like Aventine which include the years prior to an initial public offering.

•      Total potential dilution from equity compensation, including grants outstanding and shares available for future grants, is near the 75th percentile.

At the time comparisons were made, Aventine ranked approximately at or below the 25th percentile of this peer group in market capitalization and net income and between the median and 75th percentile in sales.  This is why the Compensation Committee decided to position our individual target compensation levels between the 25th percentile and median of the peer group.  The Compensation Committee decided, beginning in 2007, to increase base salaries to reach competitive levels over a two-year period and in 2008 most executives were positioned near defined market rates.  The Compensation Committee also decided to increase annual incentive opportunities to reach competitive levels over a three-year period.  2009 would be the third year of the plan.  The 2008 updated review of Aventine’s executive compensation resulted in no changes in the plan to align executives’ target annual compensation with peer group market rates.

Input of Executive Officers on Compensation

On an ongoing basis, the Compensation Committee receives input from the CEO on the personal performance achievements of the executives who report to him.  The evaluation of personal performance is made through a “Right Results — Right Way” analysis which each executive completes in conjunction with the CEO.  This individual performance assessment determines a portion of the annual compensation for each executive.  In addition, the CEO provides input on salary increases, incentive compensation opportunities, and long-term incentive grants for the executives who report to him, which the Compensation Committee considers when making executive compensation decisions.  The Compensation Committee does its own performance review of the CEO, and discusses it with the full Board.

In addition, management provides input into our compensation programs by establishing annual plans and budgets.  These are then reviewed and approved by the Board, as the performance goals used in our compensation programs are tied to these annual plans and budgets.

Compensation Elements

Our compensation program has the following elements:

•      Base salary;

•      Annual incentives (cash bonuses);

•      Long-term incentives; and

•      Benefits and perquisites.

Base Salary

We have established base salaries necessary to attract and retain executive level talent and to provide some minimum level of fixed compensation while reserving an incentive compensation component.  Our base salaries are reviewed annually and are generally targeted between the competitive 25th percentile and median, but may deviate from this competitive position based on the scope of the individual’s role in the organization, his or her level of experience in the current position and individual performance.  In 2008, the Compensation Committee decided to adjust base salaries for the named executive officers (“NEOs”) as part of the desire to bring base salaries to our desired competitive position relative to the market data over a two-year period.  These adjustments represented the second year of the two-year adjustment period that began after the competitive review conducted in 2006.  Based on the data from this review, we believe that none of the NEOs’ salaries deviate significantly from the desired competitive positioning.  The Compensation Committee engaged Cook to conduct another market study during 2008 to reassess our competitive positioning relative to peers.  The Compensation Committee in conjunction with our consultant concluded that the executive salaries generally meet the competitive target of between the 25th percentile and the median.

The Compensation Committee made a determination early in 2009 that no salary increases for 2009 would be approved at this time but that the matter could be revisited if conditions changed.

Base salary information for the NEOs is as follows:

Executive	2008 Starting Salary		Current 2009 Salary*
Ronald H. Miller	$375,000		$390,000
Daniel R. Trunfio	300,000		315,000
Ajay Sabherwal	237,000		262,080	(1)
Lynn Landman	189,625	(2)	—

*   The date of any increase for all NEOs was June 1, 2008.

(1)    Represents Mr. Sabherwal’s annualized 2009 salary.  Mr. Sabherwal resigned his position effective March 13, 2009.

(2)    Represents Ms. Landman’s annualized 2008 salary.  Ms. Landman’s employment ended prior to December 31, 2008.

Annual Incentives

Our annual bonus program is designed to provide executives with incentives to achieve our short-term (annual) operational goals.  Each year the Compensation Committee reviews our annual business plan and discusses which performance measures and what weighting of measures would most effectively drive our executives to achieve the desired business results.  The goals established for each performance measure tie back to our business plans and budgets.  For 2008, the annual incentive performance measures were weighted 55% by reference to specified financial measures (EBITDA and the percentage change in stock price compared to our peers) and 45% by reference to various operational measures relating to conversion cost per gallon of equity production, ethanol pricing versus our major public competitor, milestones with respect to the starting date of operations in the new plants and new plant capital spending compared to the budget.  With respect to EBITDA, which is defined as EBITDA before stock compensation expense and salaried bonus expense, the Compensation Committee set threshold, target and stretch goals of $39.5 million, $47.1 million and $56 million, respectively.  The threshold, target and stretch goals for our relative stock price metric were set by the Compensation Committee so that if our stock price change was no more than 3% below our peers, threshold levels could be achieved, the same change as our peers would achieve target, and a change of a positive 10% or more would achieve stretch goals.  The stock price change is determined by summing the closing price for the last 5 trading days of 2007 and the first 5 trading days of 2008 and comparing that to the corresponding measure for the end of 2008 and the beginning of 2009.  With respect to ethanol pricing versus our major public competitor, the Compensation Committee set threshold, target, and stretch goals so that our price needed to exceed our competitor’s published price by 5 cents per gallon, 9 cents per gallon, and 13 cents per gallon, respectively. The ethanol price comparison versus our major competitor is the weighted average price for ethanol, based on published prices and published gallons of ethanol sold, for the 4th quarter of 2007 thru the 3rd quarter of 2008.

In 2008, threshold performance was not achieved with respect to the EBITDA measure, the conversion cost per gallon of equity production performance metric, or performance on pricing versus our major competitor. The operations start up of the new plants and the capital spending on new plants were suspended by the company before the end of 2008 and, therefore, this performance criterion was not met. The performance criterion of percentage change in stock price compared to our peers was achieved and slightly exceeded target.  However, the Compensation Committee has determined that no performance bonuses should be paid pursuant to the 2008 salaried bonus program.

In addition, the Compensation Committee made the determination early in 2009 that no incentive plan would be established for 2009 but that the matter could be revisited if circumstances changed.

Long-Term Incentive Compensation

Beginning in 2007, we commenced an ongoing long-term incentive program which provides for grants of a combination of stock options and performance shares.  Long-term incentive compensation for executives is provided under the Aventine Renewable Energy Holdings, Inc. 2003 Stock Incentive Plan, as amended and restated (the “Plan”).  Prior to 2007, executives had been granted only stock options.  Several executives were granted options in 2003, when the Plan was approved.  Subsequent grants were made to selected executives on several different dates in 2004 and 2005 (pre-IPO) and in 2006 (post-IPO).  In 2008 the Compensation Committee agreed to a stock option grant for some executives. The consideration for the number of options granted was the competitive evaluation of Aventine’s compensation compared to our peer group, defined in the Cook 2006 evaluation. Consideration and judgment were also used to establish the number of options granted to each executive based on an individual’s performance, area of responsibility and its importance to the company, and the wealth accumulation of the executives.

The Compensation Committee decided in 2008 that all executives should participate in the long-term performance share program (described in more detail below) to ensure that the entire executive team would be focused on the same operational objectives.  The Compensation Committee considered the following factors when determining the target performance share amounts for each executive: the competitive market data provided in Cook’s competitive review, each executive’s performance and relative importance to the organization, the impact each executive might have on the long-term performance of the Company, and internal equity considerations.

Performance shares are stock units that will be converted to common shares, to the extent earned, at the end of a three-year performance cycle.  The 2008 performance cycle began October 1, 2007 and will end September 30, 2010.  Under this performance share program, each participant has a target award expressed as a number of shares, with a payout opportunity range of 0% to 150% of the target, as measured by the relative performance against our major public competitor over the three year period using the metric of EBITDA divided by the equity produced denatured gallons of ethanol.  The threshold, target, and stretch goals as set by the Compensation Committee are as follows:  if the company’s metric is less than our competitor’s by no more than 10% on a relative basis, threshold will be reached; if the company’s metric is equal to our competitor, then the target goal will be reached; and if the company’s metric is greater than our competitor’s by at least 10% on a relative basis then the stretch goal will be reached.  The number of performance stock units granted to each executive was held at the same level as the 2007 long term performance share program.

For further discussion of the measurement criteria and performance stock grants, please see the discussion under 2008 Grants of Plan Based Awards.

Our long-term incentive compensation program in 2008 was based on a belief that the use of performance shares in combination with stock options has the following advantages:

•      Creates balance and durability in the long-term incentive plan.  Stock options, which provide incentives to create stockholder value, are balanced by performance shares, which are designed to provide incentives to achieve certain multi-year operational goals that are not dependent on share price.

•      Increases the overall retention value.  The multi-year nature of our long-term incentive programs (multi-year vesting of stock options and multi-year performance measurement for the performance shares) fosters retention of key talent.  In addition, performance shares counter-balance the retention disincentive that may occur if stock options are out of the money.

•      Maximizes the incentive to perform at the highest level.  The performance shares provide clear direction to our executives to achieve common operational objectives (i.e., attain a specified level of production volume).  Our stock options provide incentives to our executives to make decisions and perform in such a way that will also result in increased share price and long-term stockholder value creation.

•      Fosters commonality of interests between management and stockholders.  All of our long-term incentives are equity-based, which promotes an ownership mentality among management, thereby aligning management’s interests with those of stockholders.

The Compensation Committee made the determination early in 2009 that a long-term incentive program for 2009 would not be established at this time but that this matter could be revisited if circumstances change.

Timing of Awards

The Compensation Committee believes that establishing fixed grant dates for the award of equity grants, to the extent possible, is an important measure to ensure the integrity of the award granting process.  Accordingly, each annual grant and off-cycle grant of equity-based compensation was in 2008 awarded on a pre-determined date in accordance with policies adopted by the Committee.

Benefits and Perquisites

The NEOs participate in the same benefits programs as other Aventine employees, including health and dental insurance programs, group term life insurance, short-term disability coverage, business travel accident insurance, and our tax-qualified 401(k) plan.   We have no supplemental retirement plans or pension plans in which named executive officers participate.  We generally do not provide any executive perquisites.  However, we have paid relocation expenses (e.g., moving expenses, temporary living expenses) in connection with hiring new executives.

Employment Agreements, Severance and Changes in Control

Other than the employment offer letter for Mr. Trunfio, we have no employment or severance agreements currently in place with any executive officer.  The terms provided for in Mr. Trunfio’s offer letter were what we deemed necessary to provide in order to recruit this executive and were established through arms-length negotiations.  For information regarding Mr. Trunfio’s offer letter, please see Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers on page 2 of the form 8-K filed on March 9, 2007.  We do not have a formal severance plan, nor do we have a change-in-control severance program.  However, if there is a “Sale of the Company” as defined in the Plan, all unvested stock options from grants made prior to March 19, 2007 will become vested.  Starting with grants made after March 19, 2007, our restated Plan uses “double-trigger” vesting acceleration of equity grants upon a change-in-control.  That is, vesting of equity grants will only accelerate upon a change-in-control if the successor organization does not assume, convert or replace the awards, or if the participant is terminated without cause or resigns for “good reason” within 24 months of the change-in-control.  We believe the “double-trigger” vesting acceleration is fair to both employees and stockholders.  A double trigger supports stockholder interests by maintaining retention value and avoiding windfalls to executives whose jobs remain unaffected by a change in control, while still being fair to executives who are terminated without cause or whose equity compensation is cancelled by the successor organization.

Ownership Guidelines

We established an executive stock ownership policy at the time of our initial public offering. We require that within five years, our executives must own Aventine common equity equal in value to a multiple of base salary as follows:

Ownership
Position Level	Requirement

CEO	6x base salary
SVP/COO/CFO	4x base salary
Vice President/CACO	3x base salary

Shares counting toward the ownership requirement include: shares owned directly; shares owned jointly by the employee and his or her spouse and/or minor children; shares owned indirectly by a trust for the benefit of the employee, his or her spouse and/or his or her minor children; the value of common stock underlying the in-the-money value of vested and unexercised stock options.  For purposes of meeting the ownership requirement, the in-the-money value of vested stock options is included, net of the supplemental income wage withholding rate and the Medicare tax rate.  Until the ownership requirement is met in full, the executive may not sell shares acquired from Aventine’s equity compensation programs, other than to satisfy minimum withholding obligations at the time of exercise or settlement or to satisfy the exercise price with respect to an option.

Accounting and Tax Treatment of Awards

Under Section 162(m) of the Internal Revenue Code of 1985, as amended (the “Code”), publicly held corporations may not take a tax deduction for compensation over $1 million paid during any fiscal year to any of the NEOs, other than the CFO, who are employed by the corporation on the last day of the year.  There is an exception for performance-based compensation meeting certain requirements.  In 2008, our compensation programs were designed to preserve the tax deductibility of executive compensation, and we believe our annual and long-term incentive programs are and will continue to qualify as performance-based compensation not subject to any deductibility limits under Section 162(m).  However, incentive-based awards not exempt from these limits can be made to achieve our human resources objectives and where they will not have a material impact on stockholder value.

We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004 (“FAS123(R)”), Share-Based Payment.  We record the cost of awards with service conditions (i.e., service-vesting stock options) based on the grant-date fair value of the award.  The cost of the awards is recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the vesting period).  In the event of certain terminations of employment (resignation, termination without cause, etc.), no further compensation cost is recognized and the remaining unvested stock grant is cancelled.  We record the cost of awards with performance conditions (i.e., performance-shares) based on per-share grant-date fair value, with the ultimate expense based on the number of shares that are actually earned.  This expense is accrued based on our expectation of performance results as of each reporting date, and is being amortized over the performance period.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis of the Company with management.  Based on the review and discussions, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee

Wayne D. Kuhn, Chairman
Leigh J. Abramson
Arnold M. Nemirow

Summary Compensation Table

The following table sets forth the total compensation for certain of the Company’s current and former executive officers (the “NEOs”), including the President and CEO and the Chief Financial Officer for the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(8)	Total
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)	(j)

Ronald Miller	2008	$383,654		$—		$—	$1,191,300	$—	$—	$24,415	$1,599,369
President & CEO	2007	353,846		—		44,798	1,108,088	31,245	—	26,992	1,564,969
	2006	303,848		144,000	(1)	—	1,142,359	88,055	—	33,577	1,711,839

Ajay Sabherwal	2008	257,815		—		—	1,115,789	—	—	21,170	1,394,774
Former CFO	2007	245,654		—		27,066	1,558,014	15,184	—	21,781	1,867,699
	2006	231,923		208,500	(1)(4)	—	2,510,631	43,370	—	49,631	3,044,055

Daniel Trunfio	2008	308,654		—		200,000	416,078	—	—	83,762	1,008,494
COO	2007	230,769	(2)	173,764	(3)	188,733	299,568	14,264	—	80,344	987,442

Lynn Landman	2008	129,322		—		—	194,787	—	—	273,477	597,586
Former VP – Gen Counsel & Sec	2007	78,269	(5)	140,099		—	115,632	4,147	—	67,784	405,931

(1)    Includes $144,000 and $96,000 for Messrs. Miller and Sabherwal respectively, in bonuses provided for in the 144A Equity offering for timely filing the Registration Statement and having it declared effective.

(2)    Mr. Trunfio began employment on March 19, 2007 and his compensation for 2007 is for a partial year.

(3)    Represents Mr. Trunfio’s signing bonus.

(4)    Includes $112,500 as a final installment for Mr. Sabherwal’s signing bonus.

(5)    Ms. Landman began employment on July 23, 2007 and her compensation for 2007 is for a partial year.

(6)    The value shown under “Stock Awards” and “Option Awards” in the table above represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R with respect to each fiscal year, disregarding estimated forfeitures related to service-based vesting conditions.  The assumptions and methodology used to determine such amounts are set forth in Footnote 18 in our Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008.

(7)    For 2007 and 2006, represents each executive’s award under our annual bonus program with respect to each performance year.  No bonuses have been awarded for 2008.  For additional information regarding the Plan, see Compensation Discussion and Analysis – Compensation Elements – Annual Incentives.

(8)   All Other Compensation for 2008 consisted of:

Executive	401(k) Company Matching	Transition Pay	Health & Fitness	Vacation Payout upon Separation	Profit Sharing	Relocation Expenses	2008 Total
Miller	$13,800	$—	$—	$—	$10,615	$—	$24,415
Trunfio	13,800	—	130	—	6,923	62,909	83,762
Sabherwal	13,800	—	—	—	7,370	—	21,170
Landman	8,883	200,000	130	21,150	2,348	40,966	273,477

Other than an employment offer letter for Mr. Trunfio, we have no employment or severance agreements currently in place with any named executive officer.  Additional terms of the employment offer letter of Mr. Trunfio and relating to payments received upon the termination of employment are discussed below under “Potential Payments Upon Termination or Change-in-Control.”

Employment Offer Letter – Mr. Daniel R. Trunfio, Jr., Chief Operating Officer

Our employment offer letter to Mr. Daniel R. Trunfio, Jr., dated February 7, 2007, provides for at-will employment.  Pursuant to the offer letter, Mr. Trunfio’s starting annual base salary was $300,000.  Mr. Trunfio also received a signing bonus of $173,764 (intended to provide him $100,000, net of taxes).  Mr. Trunfio is eligible for equity grants in accordance with the Plan, and was granted an initial $1,000,000 in restricted stock and 200,000 non-qualified stock options on March 19, 2007.  These grants vest over a five-year period and the options have an exercise price equal to the closing price of Aventine’s common stock on the grant date.  These awards were provided, in part, to make up for benefits that Mr. Trunfio forfeited from his former employer when he left to join Aventine.  Pursuant to the offer letter terms, Mr. Trunfio was granted 50,000 non-qualified stock options on March 19, 2008 and March 19, 2009, each with five-year installment vesting and an exercise price equal to the closing price of Aventine’s stock on the grant date.  The letter also provides for Mr. Trunfio’s participation in Aventine’s Long-Term Incentive Plan and in other benefits programs available to employees and to senior executive officers of Aventine.

2008 Grants of Plan Based Awards

The following table sets forth opportunities for awards under Incentive Plans in 2008:

									All Other			Grant
									Stock	Exercise		Date
									Awards:	or Base		Fair
			Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Price of		Value of
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Securities	Option		Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	Awards		Awards
Name	Date		($)	($)	($)	(Shs)	(Shs)	(Shs)	Options	($/sh)		(2)
Ronald Miller	1/1/2008	(1)	$124,688	$249,375	$498,750				—	—		—
	2/28/2008	(2)				6,000	12,000	18,000			(4)	$102,000

Daniel Trunfio	1/1/2008	(1)	65,589	131,178	262,356				—	—		—
	2/28/2008	(2)				3,625	7,250	10,875			(4)	61,625
	3/19/2008								50,000	$4.80	(3)	144,500

Ajay Sabherwal	1/1/2008	(1)	54,786	109,572	219,143				—	—		—
	2/28/2008	(2)				3,625	7,250	10,875			(4)	61,625

Lynn Landman	1/1/2008	(1)	29,013	58,026	116,052				—	—		—
	2/28/2008	(2)				2,500	5,000	7,500			(4)	42,500

(1)    Represents annual incentive (bonus) opportunity for 2008.

(2)   Represents each executive’s performance share earnings opportunity for the performance cycle beginning October 1, 2007 through September 30, 2010.  Performance shares are stock units that will be converted to common shares, to the extent earned, at the end of the three year performance cycle.  Each participant has a target award expressed as a number of shares, with a payout opportunity range of 0% to 150% of the target, depending on our performance in terms of Aventine EBITDA per denatured gallon produced relative to VeraSun denatured gallons produced.  The grant date fair value, in accordance with FAS 123R, reflects the share price on the grant date ($8.50) multiplied by the target number of shares.  VeraSun has declared bankruptcy and no longer publicly reports EBITDA.  The plan provides that the Compensation Committee may choose to adjust these performance goals or change its method of calculation during the performance period at its discretion.  As of this filing the Compensation Committee has not made any such adjustments or determinations.

(3)   Grant date fair value of stock options was calculated in accordance with FAS 123R using a form of the Black-Scholes option pricing model and the following assumptions:  $4.80 current share price and exercise price, 58% volatility, 0% dividend yield, 6.5 year expected term, and 4.57% risk free interest rate.  These options become exercisable in equal annual installments on the first five anniversaries of the grant date, or earlier upon a “Change in Control”, as defined in the Plan.  These options were granted on the anniversary of Mr. Trunfio’s date of hire, and have an exercise price which is the closing price of our stock on that date.  This option award, in combination with an initial restricted stock award, and other option awards made to Mr. Trunfio pursuant to the terms of his offer letter, was provided, in part, to make up for benefits that he forfeited from his former employer when he left to join Aventine in March 2007.

(4)   Grant date fair value of stock options was calculated in accordance with FAS 123R using a form of the Black-Scholes option pricing model and the following assumptions:  $7.05 current share price and exercise price, 58% volatility, 0% dividend yield, 6.5 year expected term, and 4.57% risk free interest rate.  These options become exercisable in equal annual installments on the first five anniversaries of the grant date, or earlier upon a “Change in Control”, as defined in the Plan.

2008 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the option and stock awards outstanding for Aventine’s NEOs as of December 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Option Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Stock Units That Have Not Vested (#)		Market Value of Shares or Stock Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ronald Miller	595,203	—	$0.232	6/17/2013	(1)			$—
	260,007	173,337	2.918	9/6/2015	(1)
	—	120,000	7.050	2/28/2018	(1)				12,000	(4)	7,800
									12,000	(5)	7,800

Daniel Trunfio	40,000	160,000	15.260	3/19/2017	(1)
	—	30,000	7.050	2/28/2018	(1)
	—	50,000	4.800	3/19/2018	(1)
						52,425	(3)	34,076
									7,250	(4)	4,713
									7,250	(5)	4,713

Ajay Sabherwal	108,336	—	4.345	3/15/2009	(2)
	—	108,336	4.345	3/15/2010	(2)
	—	108,336	4.345	3/15/2011	(2)
	56,000	84,000	22.500	4/4/2016	(1)
	—	80,000	7.050	2/28/2018	(1)
									7,250	(4)	4,713
									7,250	(5)	4,713

Lynn Landman	—	—	—	—	(6)				—	(6)	—

(1)          These stock options have ten-year terms and vest in equal annual installments on the first five anniversaries of the grant date.  The vesting schedules for each executive’s unvested awards are outlined below:

Name	# of Options	Vesting Schedule

Miller	173,337	86,669 options vest on each of 9/6/09, and 86,668 vest on 9/6/10
Miller	120,000	24,000 options vest on each of 2/28/09, 2/28/10, 2/28/11, 2/28/12 and 2/28/13
Trunfio	160,000	40,000 options vest on each of 3/19/09, 3/19/10, 3/19/11, and 3/19/12
Trunfio	30,000	6,000 options vest on each of 2/28/09, 2/28/10, 2/28/11, 2/28/12, 2/28/13
Trunfio	50,000	10,000 options vest on each of 3/19/09, 3/19/10, 3/19/11, 3/19/12, 3/19/13
Sabherwal	84,000	28,000 options vest on each of 4/4/09, 4/4/10, and 4/4/11
Sabherwal	80,000	16,000 options vest on each of 2/28/09, 2/28/10, 2/28/11, 2/28/12, 2/28/13

(2)          These options were part of a grant upon joining Aventine of 433,344 options to Mr. Sabherwal that vest in four equal annual installments (25% on 3/15/07, 3/15/08, 3/15/09, and 3/15/10), with the option term equal to one year post-vesting.

(3)          Mr. Trunfio’s restricted shares vest in five equal annual installments starting one year from the date of grant of 3/19/07.

(4)          Represents the target number of performance shares outstanding under the 2007-2009 performance cycle.  The payout value of these shares is based upon the closing market price of our common stock on December 31, 2007, which was $12.76.

(5)          Represents the target number of performance shares outstanding under the 2007-2010 performance cycle.  The payout value of these shares is based upon the closing market price of our common stock on December 31, 2008, which was $0.65.

(6)          Subsequent to Ms. Landman’s separation from the Company, all of her options were either forfeited or terminated without being exercised.

2008 Option Exercises and Stock Vested

The following table sets forth the stock options exercised for Aventine’s NEOs for the year ended December 31, 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Equal on Vesting (#)	Value Realized on Vesting ($)
Ronald H. Miller	0	0	0	$0
Daniel Trunfio	0	0	13,106	62,909
Ajay Sabherwal	0	0	0	0

Pension Benefits and Non-Qualified Deferred Compensation

We do not maintain any pension benefit plans or nonqualified deferred compensation plans for our salaried employees.

Potential Payments Upon Termination or Change in Control

The table below reflects the amount of compensation to each of the NEOs in the event of a termination related to a change in control, as a result of the accelerated vesting of unvested stock options, restricted shares, and performance shares.  The amounts shown assume termination was effective December 31, 2008 and assume a share price of $0.65, our closing share price on December 31, 2008, the last trading day of the calendar year.

NEO	Accelerated Vesting of Unvested Equity Compensation*
Ronald H. Miller	$15,600
Daniel Trunfio	43,501
Ajay Sabherwal	—

*                         Represents the intrinsic value of unvested stock options, unvested restricted shares (in the case of Mr. Trunfio), and the value of the target number of performance shares granted in 2007 and 2008, as of December 31, 2008, based on a share price of $0.65, our closing price on December 31, 2008.

Upon termination with cause, all options will be immediately forfeited.  Upon termination due to death or disability, vested options will remain exercisable for the earlier of one year or their original expiration date, and unvested options will be forfeited.  For all other terminations, vested options would remain exercisable for the earlier of 90 days or their original expiration date, and unvested options will be forfeited.

In the event of termination due to death, disability, or approved retirement, or in the event of a change in control of the Company, vesting of Mr. Trunfio’s unvested restricted shares accelerate.

In the event of a change in control of the Company, if the successor organization does not assume or replace performance shares awarded under the Plan, or if the executive is involuntarily terminated without cause or voluntarily terminates for good reason within 24 months of the transaction, the target number of performance shares is deemed to have been earned.  In the event of termination due to death, disability or approved retirement, the Compensation Committee has the discretion to allow the participant (or his or her estate) to receive a pro-rated award based on the time worked during the performance period.  In this case, any award would be paid out based on actual results at the same time other participants receive their earned awards.  In the case of all other terminations, unearned performance shares would be forfeited.

Lynn Landman, former General Counsel, Vice President & Secretary, resigned her employment in 2008.  Pursuant to the terms of her separation agreement, Ms. Landman received separation payments in a total amount of $200,000.  Her separation agreement also included standard terms and conditions relating to her departure, including but not limited to, non-disparagement and confidentiality provisions.

Independence

The Board has affirmatively determined that Messrs. Abramson, Butz, Derbes, Hakimi, Hoffman, Kuhn and Nemirow are all independent of Aventine and its management under the listing standards of the New York Stock Exchange.  In making such determination, the Board took into account the matters described in this Amendment under “—The MSCP Funds and Metalmark Capital LLC”.

Director Compensation

Our compensation program for non-employee directors consists of:

Cash Compensation

•                  $35,000 annual cash retainer, payable in equal quarterly installments;

•                  Additional $65,000 annual retainer to the Chairman of the Board;

•                  Additional committee chair retainers of $10,000 per year for the Chair of the Audit Committee and $5,000 for other Committee Chairs;

•                  $1,500 per Board meeting attended ($750 for telephonic meetings); and

•                  $750 per committee meeting attended, either in person or via phone.

Equity Compensation

•                  Annual grants totaling $35,000 in restricted stock units (RSUs).  These RSUs vest after one year.

•                  One-time initial grant to newly elected directors of $75,000 in RSUs, subject to three-year vesting.  The annual grant of $35,000 will not be made in the year of initial election.

•                  After vesting, RSUs must be held for the duration of a director’s Board service, and they will only be converted into shares after retirement or other termination.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on the Board in 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total Compensation ($)

Bobby Latham	91,500	43,322	134,822
Farokh Hakimi	54,000	68,322	122,322
Arnold Nemirow	52,500	46,864	99,364
Wayne Kuhn	51,750	43,322	95,072
Leigh Abramson (1)	48,750	43,322	92,072
Richard Derbes	47,250	43,322	90,572
Michael Hoffman (1)	40,500	43,322	83,822
Theodore Butz (3)	2,166	8,333	10,499

(1)          Cash fees paid to Messrs. Abramson and Hoffman are paid directly to Metalmark Capital LLC.

(2)          Represents the dollar amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) with respect to fiscal 2008 for restricted stock and RSU awards, disregarding estimated forfeitures related to service-based vesting conditions.  The grant date fair value of RSUs granted in 2008 was $35,000 for all directors except for Mr. Butz, whose award had a grant date fair value of $75,000.  No shares of restricted stock were granted to directors in fiscal 2008.

The aggregate number of unvested shares of restricted stock and RSUs outstanding as of December 31, 2008 for each director was as follows:  Abramson — 4,304 shares, Butz — 18,987 shares, Derbes — 4,304 shares, Hakimi — 4,766 shares, Hoffman — 4,304 shares, Kuhn — 4,304 shares, Latham — 4,304 shares, and Nemirow — 6,743 shares.

(3)          Mr. Butz became a member of the Board on September 24, 2008.

Director Ownership Policies

Our non-employee directors are subject to ownership requirements to hold 5,000 shares of Common Stock within five years of the later of January 1, 2006 (the date the policy was adopted) or initial election. Like our employee stock ownership requirement, until the director ownership requirement is met in full, the director may not sell shares acquired from Aventine’s compensation programs, other than to satisfy minimum withholding obligations at the time of exercise or settlement or to satisfy the exercise price with respect to an option.  Our director compensation program also facilitates ownership among directors by requiring that the RSUs granted to directors be held for the duration of each director’s Board service.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information with respect to the beneficial ownership of our shares as of March 15, 2009 by (a) any person or group who beneficially owns more than five percent of our Common Stock, (b) each of our directors and named executive officers and (c) all directors and executive officers as a group. The percentage of beneficial ownership is based on 42,970,988 shares outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Beneficial holders	Number of shares beneficially held		Percentage of beneficial ownership
Aventine Renewable Energy Holdings LLC(1) c/o Metalmark Capital LLC, 1177 Avenue of the Americas, 40th Floor, New York, NY 10036	11,833,495		27.5%
Barclays Global Investors, N.A.(2) 400 Howard Street, San Francisco, CA 94105	3,956,433		9.21%
The Vanguard Group, Inc.(3) 100 Vanguard Blvd., Malvern, PA 19355	2,243,359		5.22%
Ronald H. Miller	914,338	(4)	2.13%
William J. Brennan	174,520	(4)	*
Ajay Sabherwal (9)	—	(4)	*
Daniel R. Trunfio, Jr.	122,212	(4)	*
Lynn K. Landman (9)	—		*
Bobby L. Latham(5)	4,744	(6)	*
Farokh S. Hakimi	6,132	(6)	*
Wayne D. Kuhn(5)	7,244	(6)	*
Richard A. Derbes(5)	6,744	(6)	*
Arnold M. Nemirow	5,553	(6)	*
Leigh J. Abramson(7)	4,744	(6)	*
Michael C. Hoffman(7)	4,744	(6)	*
Theodore H. Butz	—	(6)	*
All directors and executive officers as a group (11 persons)	1,135,247	(8)	2.7%

*   Less than 1%.

(1)                                  As disclosed on Amendment No. 2 to Schedule 13G filed on February 17, 2009 by Aventine Renewable Energy Holdings LLC (“Aventine Holdings LLC”), Morgan Stanley Dean Witter Capital Partners IV, LP (“MSDW IV”), MSDW IV 892 Investors, L.P. (“MSDW 892”), Morgan Stanley Dean Witter Capital Investors IV L.P. (“MSDW Capital Investors”), MSDW Capital Partners IV, LLC and MSDW Capital Partners IV, Inc., which we refer to collectively as the “MSCP Funds”, hold in the aggregate approximately 96.2% of the voting units of Aventine Holdings LLC.  In July 2004, Morgan Stanley Investment Management Inc. entered into definitive agreements under which Metalmark Subadvisor LLC, an affiliate of Metalmark Capital LLC (“Metalmark”), manages certain of the MSCP Funds on a subadvisory basis.  As a result, Metalmark may be deemed to control our management and policies.  In January 2008, substantially all of the employees of Metalmark became employees of Citi Alternative Investments Inc., although Metalmark remains an independent entity owned by those individuals and continues to manage the applicable MSCP funds on a subadvisory basis.  Investment and voting decisions with respect to our shares held by Aventine Holdings LLC are made by the investment committee of Metalmark Subadvisor LLC.  The members of the investment committee of Metalmark Subadvisor LLC, as set forth in Metalmark Subadvisor LLC’s Form ADV filed with the Commission, include: Messrs. Leigh Abramson, Kenneth Clifford, Howard Hoffen, Michael Hoffman, Gregory Myers, Jeffrey Siegal and Fazle Husain.  MSDW IV may be deemed to indirectly beneficially own 9,837,908 shares of the reported securities and MSDW 892 may be deemed to indirectly beneficially own 839,340 shares of the reported securities, in each case by virtue of their direct ownership interest in Aventine Holdings LLC.  Metalmark may be deemed to have beneficial ownership of 10,691,928 shares of the reported securities, including both vested and unvested restricted shares and the 10,677,248 shares indirectly beneficially owned by MSDW IV and MSDW 892.  MSDW Capital Investors may be deemed to indirectly beneficially own 269,172 shares of the reported securities through its direct ownership interest in Aventine Holdings LLC.  MSDW Capital Partners is the general partner of MSDW Capital Investors.

MSDW Inc. is the institutional managing member of MSDW Capital Partners.  By virtue of these relationships, each of MSDW Capital Partners and MSDW Inc. may be deemed to have beneficial ownership of the 269,172 shares of the reported securities indirectly beneficially owned by MSDW Capital Investors. MSDW IV, MSDW 892, MSDW Capital Investors, MSDW Capital Partners, MSDW Inc. and Metalmark each disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interests therein.

(2)                                  As disclosed on the Schedule 13G filed on February 5, 2009 by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG.

(3)                                  As disclosed on the Schedule 13G filed on February 13, 2009 by The Vanguard Group, Inc.

(4)                                  All such shares represent shares underlying options exercisable within 60 days of March 15, 2009, except for Mr. Miller who is the beneficial owner of 35,129 shares in addition to any shares underlying options and Mr. Trunfio who also holds restricted shares as discussed below.  In the case of Mr. Miller, excludes 269,338 shares underlying options not exercisable within 60 days; in the case of Mr. Brennan, excludes 52,035 shares underlying options not exercisable within 60 days; in the case of Mr. Gray, excludes 76,000 shares underlying options not exercisable within 60 days; and in the case of Mr. Trunfio, excludes 184,000 shares underlying options not exercisable within 60 days and 39,319 restricted shares not vesting within 60 days.

(5)                                  Messrs. Latham and Kuhn hold 600 and 100 voting units, respectively, in Aventine Holdings LLC, which represents approximately 1.4% of the outstanding voting units. Messrs. Derbes, Latham and Kuhn also hold non-voting units in Aventine Holdings LLC.  The non-voting units beneficially owned by Mr. Latham are held by BLL Energy, LLC of which Mr. Latham is the managing director.

(6)                                  Does not include restricted stock units held by the following non-employee directors that are not settleable within 60 days of March 15, 2009: Mr. Latham, 2,560; Mr. Hakimi, 2,560; Mr. Kuhn, 2,560; Mr. Derbes, 2,560; Mr. Nemirow, 3,895; Mr. Abramson, 2,560; Mr. Hoffman, 2,560; and Mr. Butz, 18,978.

(7)                                  Messrs. Abramson and Hoffman are employees of Metalmark and disclaim beneficial ownership of the shares owned by Aventine Holdings LLC.

(8)           None of the shares held by the directors or named executive officers have been pledged as security.

(9)                                  Ms. Landman and Mr. Sabherwal are no longer employed by or affiliated with the Company and as a result, the Company does not have access to information regarding their ownership.

Item 13.  Certain Relationships and Related Transactions

Aventine has adopted a policy governing the review and approval of related person transactions that may require disclosure.  Potential related person transactions are identified based on information provided by our directors and executive officers and submitted to the Audit Committee for review. The Audit Committee will consider all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefits, if any, to the Company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest in the transaction and the actual or apparent conflict of interest of the related person, in determining whether to approve or ratify a transaction. The terms of the policy provide that the Audit Committee will not approve or ratify a related person transaction unless it has determined in good faith that the transaction is in, or not inconsistent with, the best interests of Aventine and its stockholders.

The MSCP Funds and Metalmark Capital LLC

Through their ownership of Aventine Holdings LLC, the MSCP funds beneficially own approximately 27.5% of our outstanding Common Stock.  Metalmark Subadvisor LLC, an affiliate of  Metalmark, an independent private equity firm established by former principals of Morgan Stanley Capital Partners, manages certain MSCP funds on a subadvisory basis.  In January 2008, substantially all of the employees of Metalmark became employees of Citi Alternative Investments Inc., although Metalmark remains an independent entity owned by those individuals and continues to manage the applicable MSCP funds on a subadvisory basis.  Two of our directors, Messrs. Abramson and Hoffman, are currently employees of both Metalmark and Citi Alternative Investments Inc.

As a result, Metalmark may be deemed to control our management and policies. Metalmark may have an interest in pursuing transactions that, in their judgment, enhance the value of the applicable funds’ equity investment in Aventine, even though those transactions may involve risks to our other stockholders.  In addition, circumstances could arise under which the interests of Metalmark could be in conflict with the interests of our other stockholders.  For example, Metalmark has and may in the future make significant investments in other companies, some of which may be competitors. Metalmark is not obligated to advise us of any investment or business opportunities of which they are aware, and they are not restricted or prohibited from competing with us.

Item 14.  Principal Accounting Fees and Services

Fees (including reimbursement for out-of-pocket expenses) paid to our independent registered public accounting firm for services in 2008 and 2007 were as follows:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008
E&Y	$1,055,945	$58,780	$201,297	$—

2007
E&Y	$1,495,395	$39,467	$168,453	$—

Audit Fees include fees for the audit of the annual financial statements and internal control over financial reporting, reviews of the related quarterly statements, audit of the financial statements of a subsidiary, and related SEC and other filings.

Audit-Related Fees include fees for audit-related work in connection with employee benefit plans of Aventine and accounting due diligence.

Tax Fees include fees related to tax advisory and tax compliance services.

The Audit Committee considers the compatibility of non-audit services by its independent registered public accounting firm.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee of the Board reviews and approves the scope of the audit performed by our independent registered public accounting firm and our accounting principles and internal accounting controls.  The Audit Committee is composed of four independent directors, and operates under a written charter adopted and approved by the Board.  The Board has determined that Messrs. Hakimi, Butz, Derbes and Nemirow are audit committee financial experts within the meaning of SEC regulations.

The Audit Committee has adopted an Audit and Non-Audit Services Approval Policy that requires the Audit Committee to pre-approve audit and non-audit services provided by Aventine’s independent registered public accounting firm.  100% of such services were pre-approved by the Audit Committee in 2007 and 2008.

The Audit Committee will review such services and approve only those services that are consistent with the SEC’s rules on auditor independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2009.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

By:	/s/ William J. Brennan
Name:	William J. Brennan
Title:	Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.