Form 10-Q
period 2009-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2009-05-11
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  YES ☐  NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 8, 2009
Common Stock, $0.001 Par Value	42,970,988 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands except per share amounts)	2009	2008

Net sales	$236,536	$509,948
Cost of goods sold	(257,964)	(485,865)
Gross profit (loss)	(21,428)	24,083
Selling, general and administrative expenses	(9,741)	(8,869)
Other operating income	170	777
Operating income (loss)	(30,999)	15,991
Other income (expense):
Income from termination of marketing agreements	10,176	—
Non-cash loss on available for sale securities	—	(21,625)
Loss on sale of auction rate securities	—	(1,500)
Interest income	11	2,239
Interest expense	(8,721)	(2,391)
Other non-operating income	1,188	1,868
Loss before income taxes	(28,345)	(5,418)
Income tax expense (benefit)	(3,778)	5,568
Net loss	(24,567)	(10,986)
Net loss attributable to noncontrolling interest	—	191
Net loss attributable to controlling interest	$(24,567)	$(10,795)

Per share data:
Loss per common share – basic:	$(0.57)	$(0.26)
Basic weighted average number of common shares	42,971	41,838

Loss per common share – diluted:	$(0.57)	$(0.26)
Diluted weighted average number of common and common equivalent shares	42,971	41,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2	$23,339
Accounts receivable	21,921	55,888
Inventories	29,378	85,421
Income tax receivable	12,725	15,135
Prepaid expenses and other current assets	6,288	10,198
Total current assets	70,314	189,981
Property, plant and equipment, net	103,759	107,168
Construction in process	494,656	493,969
Available for sale securities	1,124	673
Other assets	6,622	7,668
Total assets	$676,475	$799,459
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46,991	$110,903
Senior unsecured 10% fixed-rate notes	300,000	300,000
Secured revolving credit facility	14,422	52,200
Accrued interest	15,000	7,500
Accrued liabilities	3,186	3,517
Other current liabilities	3,875	9,900
Total current liabilities	383,474	484,020
Net deferred tax liabilities	4,254	2,444
Other long-term liabilities	3,387	4,199
Total liabilities	391,115	490,663
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 42,970,988 shares issued and outstanding as of March 31, 2009 and December 31, 2008, net of 21,548,640 shares held in treasury as of March 31, 2009 and December 31, 2008	43	43
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	293,664	292,984
Retained earnings (deficit)	(6,728)	17,839
Accumulated other comprehensive loss	(1,619)	(2,070)
Total stockholders’ equity	285,360	308,796
Total liabilities and stockholders’ equity	$676,475	$799,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008

Operating Activities
Net loss	$(24,567)	$(10,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on available for sale securities	—	21,625
Loss on the sale of securities	—	1,500
Depreciation and amortization	4,380	3,573
Stock-based compensation expense	1,304	1,873
Deferred income tax	4,368	3,709
Gain on the sale of marketing alliance investments	(1,000)	—
Other	—	(542)
Changes in operating assets and liabilities:
Accounts receivable, net	33,967	5,716
Inventories	56,043	(18,921)
Accounts payable	(63,912)	18,326
Other changes in operating assets and liabilities	3,470	3,517
Net cash provided by operating activities	14,053	29,390

Investing Activities
Additions to property, plant and equipment, net	(736)	(59,946)
Proceeds from the sale of marketing alliance investments	2,000
Sale of short-term securities	—	82,800
Indemnification proceeds	—	3,039
Net cash provided by investing activities	1,264	25,893

Financing Activities
Net repayments on revolving credit facilities	(37,778)	—
Debt issuance costs	(876)	—
Proceeds from the issuance of common stock	—	1,500
Net cash provided by (used for) financing activities	(38,654)	1,500
Net increase (decrease) in cash and cash equivalents	(23,337)	56,783
Cash and cash equivalents at beginning of period	23,339	17,171
Cash and cash equivalents at end of period	$2	$73,954

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of March 31, 2009, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2008, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  The adoption of these provisions did not impact our unaudited condensed consolidated financial statements, but will have an impact on the accounting for future business combinations.

On January 1, 2009, we adopted the provisions of SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.  SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity instead of as a liability or mezzanine equity and income attributable to noncontrolling interest separate from net income, and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption.  See Note 12 - Noncontrolling Interest for further disclosure.

On January 1, 2009, we adopted the provisions of SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 133”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  See Note 13 - Derivative Instruments and Hedging for our disclosures required under SFAS 161.

On April 7, 2009 (the “Petition Date”), we and all of our direct and indirect subsidiaries, filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  We intend to continue operating our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  See Note 18 - Subsequent Events for details regarding the Bankruptcy Filing and the Chapter 11 cases.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to comply with the terms and conditions of our debtor-in-possession financing; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) our ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing, and formulating plans for improving operations.  There can be no assurance that any of these efforts will be successful.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009.  The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows.  SOP 90-7 became effective for Aventine on April 7, 2009 and Aventine will segregate those items as outlined above for all reporting periods subsequent to such date.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net income.

(2)           Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1 (“FSP No. 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  We are in the process of determining the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In April 2009, the FASB also issued FSP No. FAS 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  We are in the process of determining the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP No. 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan.  These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  FSP No. 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.  We are in the process of determining the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

(3)           Inventories

Inventories are as follows:

(In thousands)	March 31, 2009	December 31, 2008

Finished products	$21,529	$76,968
Work-in-process	3,142	2,568
Raw materials	3,154	3,600
Supplies	1,553	2,285
Totals	$29,378	$85,421

(4)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

(In thousands)	March 31, 2009	December 31, 2008

Prepaid supplies and materials	$2,872	$—
Prepaid motor fuel taxes	1,266	3,667
Fair value of derivative instruments	—	1,521
Prepaid insurance	897	1,435
Prepaid ethanol	—	512
Current portion of deferred income taxes	—	1,593
Prepaid benefits	—	364
Other prepaid expenses	1,253	1,106
Totals	$6,288	$10,198

(5)           Debt

The following table summarizes the Company’s long-term debt:

(In thousands)	March 31, 2008	December 31, 2008

Senior unsecured 10% notes due April 2017	$300,000	$300,000
Secured revolving credit facility	14,422	52,200
	314,422	352,200
Less short-term borrowings	(314,422)	(352,200)
Total long-term debt	$—	$—

Secured Revolving Credit Facility

On March 10, 2009, we amended our existing secured revolving credit facility.  The amended liquidity facility consists of a secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender.  The revolving commitment under the amended facility was initially $75 million, and reduced to $60 million on April 1, 2009 and $50 million on May 1, 2009 and thereafter (subject to collateral availability).  The amended liquidity facility included a $25 million sub-limit for letters of credit.  The facility is secured by substantially all of the Company’s assets.

On March 30, 2009, the Company notified the administrative agent for its amended secured revolving credit facility that the Company would not have entered into, by March 31, 2009, formal written agreements with the holders of at least 80% in principal amount of its 10% senior unsecured notes due 2017 committing to binding terms of an exchange offer, as required under the amended secured revolving credit facility.  Failure by the Company to receive such formal written commitments by March 31, 2009 would have constituted an event of default under our amended secured revolving credit facility.  In addition, on March 30, 2009, the Company notified the administrative agent that the Company did not intend to make a scheduled payment of interest on the Company’s 10% senior unsecured notes due 2017 which was due on April 1, 2009.  Failure to make the interest payment would also have constituted an event of default under our amended secured revolving credit facility.  On March 30, 2009, the Company and the lenders under its amended secured revolving credit facility executed a letter agreement to waive certain events of default until April 8, 2009, including the potential effects of default discussed in the preceding sentences.

As of March 31, 2009, $22.0 million in letters of credit and $14.4 million in revolving loans were outstanding under the amended secured revolving credit facility.  As a result of the Bankruptcy Filing, all the commitments under the Company’s amended secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent and a lender, automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable, subject to the automatic stay provision of Section 362 of the Bankruptcy Code.  As a result, there is no longer any liquidity available to us under this facility.

Senior Notes

At March 31, 2009, the Company had outstanding $300 million aggregate principal amount of 10% senior unsecured fixed-rate notes due April 2017 (“Notes”).  The Notes were issued pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee, and were subsequently exchanged for registered notes with the same terms.  The Notes are general unsecured obligations of the Company and certain of its guarantor subsidiaries.  As a result of the Bankruptcy Filing, the outstanding principal amount of, and accrued interest thereon, under the Company’s indenture governing the Notes became immediately due and payable, subject to the automatic stay provision of Section 362 of the Bankruptcy Code.

Deferred Debt Issuance Costs

Deferred debt issuance costs are subject to amortization.  Original deferred debt issuance costs totaling $7.2 million relating to our Notes are being amortized utilizing a method which approximates the effective interest method over the life of the notes of 10 years, resulting in amortization expense of $0.7 million in 2009 and each year thereafter.  As a result of the amendment of our secured revolving credit facility completed in March 2009, we expensed the remaining original unamortized debt issuance costs related to our secured revolving credit facility totaling $0.6 million during the first quarter of 2009.  In connection with amending our secured revolving credit facility in March 2009, we paid debt issuance costs totaling $0.9 million, which will be amortized through February 28, 2010, which is the remaining life of the amended secured revolving credit facility.

(6)           Other Current Liabilities

Other current liabilities are as follows:

(In thousands)	March 31, 2009	December 31, 2008

Deferred revenue	$—	$8,425
Accrued property taxes	744	575
Accrued sales tax	14	339
Reserve for uncertain tax positions (See Note 14)	2,364	—
Accrued interest on uncertain tax positions (see Note 14)	99	—
Current portion of deferred income taxes	508	507
Other accrued operating expenses	146	54
Totals	$3,875	$9,900

(7)                                 Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	March 31, 2009	December 31, 2008

Unfunded postretirement benefit obligations	$1,879	1,834
Unfunded pension liability	1,508	1,491
Reserve for uncertain tax positions (See Note 14)	—	848
Accrued interest on uncertain tax positions (see Note 14)	—	26
Totals	$3,387	$4,199

(8)                                 Fair Value Measurements

SFAS 157

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above SFAS 157 pricing levels as of March 31, 2009:

	Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at March 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$2	$2	—	—
Available for sale securities	$1,124	$1,124	—	—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at March 31, 2009.

Although the Company held no outstanding derivative positions as of March 31, 2009, it recorded net gains of $1.2 million and $1.9 million, respectively, for the three month periods ended March 31, 2009 and 2008, under “other non-operating income” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions it held during the respective three-month periods.

The Company recorded gains of $451 thousand for the three month period ended March 31, 2009 under other accumulated comprehensive loss in the unaudited Condensed Consolidated Balance Sheet for the changes in the fair value of its available for sale securities.  The Company did not hold any available for sale securities in the first quarter of 2008.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in other ethanol producers, at cost	—	—	1,000	n/a
Commodity margin deposits	—	—	1,521	1,521
Long-term debt	(300,000)	(51,000)	(300,000)	(49,500)

The Company’s investments at December 31, 2008 accounted for under the cost method consisted of minority positions in equity securities of other ethanol operating companies.  These equity investments were recorded at cost, and it was not practical to estimate a fair value for these non-publicly traded companies.  The Company had redeemed all of its cost investments in the three months ended March 31, 2009.

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

Pre-tax stock-based compensation expense for the three month periods ended March 31, 2009 and 2008 was approximately $1.3 million and $1.9 million, respectively.  For the three month period ended March 31, 2009, the $1.3 million expense was charged to selling, general and administrative (SG&A) expense.  For the three month period ended March 31, 2008, $1.8 million was charged to SG&A expense and $0.1 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by $0.02 per basic and fully diluted share for the three month period ended March 31, 2009 and by $0.03 per basic and diluted share for the three month period ended March 31, 2008.  The Company recognized a tax benefit on its condensed consolidated statement of operations from stock-based compensation expense in the amount of $0.3 million and $0.7 million for the three month periods ended March 31, 2009 and 2008, respectively.  The Company recorded pre-tax stock-based compensation expense for the three month periods ended March 31, 2009 and 2008 as follows:

	Three months ended March 31,
(in millions)	2009	2008

Stock-based compensation expense:
Non-qualified stock options	$1.2	$1.6
Restricted stock	0.1	0.1
Restricted stock units	—	0.1
Long-term incentive stock plan	—	0.1
Totals	$1.3	$1.9

As of March 31, 2009 and 2008, the Company had not yet recognized compensation expense on the following non-vested awards:

	2009		2008
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$8.0	1.8	$18.6	3.2
Restricted stock	0.6	0.6	0.9	1.7
Restricted stock units	0.1	0.2	0.2	0.5
Long-term incentive stock plan	—	—	2.1	2.1
Total	$8.7	1.7	$21.8	3.0

The Company granted stock options during the quarters ended March 31, 2009 and 2008.  The determination of the fair value of the stock option awards, using the option pricing model, incorporated the assumptions in the following table for stock options granted during the quarters ended March 31, 2009 and 2008.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the quarters ended March 31, 2009 and 2008 are as follows:

	2009	2008
Expected stock price volatility	58.0%	58.0%
Expected life (in years)	6.5	6.5
Risk-free interest rate	2.17%	4.5%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$0.10	$6.85

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2009:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding — January 1, 2009	3,894	$7.62	6.7	$422
Granted	50	0.18	10.0	—
Exercised	—	—	—	—
Cancelled or expired	(389)	9.17	—	—
Options outstanding — March 31, 2009	3,555	$7.34	5.9	$—
Options exercisable — March 31, 2009	2,274	$5.04	5.1	$—

The range of exercise prices of the exercisable options and outstanding options at March 31, 2009 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options (in thousands)	Number of Outstanding Options (in thousands)	Weighted Average Remaining Life (years)
$0.18 - $0.23	1,006	1,056	4.1
$2.36 - $4.80	798	1,194	5.8
$7.05	96	401	8.9
$15.26 - $17.29	106	318	7.9
$22.15 - $22.50	252	546	6.4
$43.00	16	40	7.3
Totals	2,274	3,555	5.9

Restricted stock award activity for the three months ended March 31, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested restricted stock awards — January 1, 2009	59	$15.97
Granted	—	—
Vested	(13)	15.26
Cancelled or expired	—	—
Unvested restricted stock awards — March 31, 2009	46	$16.18

Restricted stock unit award activity for the three months ended March 31, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested Restricted stock unit awards — January 1, 2009	47	$6.88
Granted	—	—
Vested	(9)	13.08
Cancelled or expired	—	—
Unvested restricted stock unit awards — March 31, 2009	38	$6.74

(10)                          Interest Expense

The following table summarizes interest expense:

	Three months ended March 31,
(in thousands)	2009	2008

Interest expense	$7,799	$7,508
Amortization of deferred debt issuance costs	922	242
Capitalized interest	—	(5,359)
Interest expense	$8,721	$2,391

(11)                          Retirement and Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.3 million for the three month periods ended March 31, 2009 and 2008.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of an employee’s contribution to the plans.  On March 13, 2009, we terminated 25 employees a part of a planned reduction in force.  As a result of these terminations, we accelerated the vesting of the Company’s matching portion of these employee’s previously unvested contributions.  As a result of this accelerated vesting, there was no additional expense to the Company.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, Illinois production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended March 31,
(In thousands)	2009	2008

Service cost	$72	$88
Interest cost	124	124
Expected return on plan assets	(179)	(180)
Amortization of prior service costs	11	11
Amortization of net actuarial loss	—	6
Net periodic pension cost	$28	$49

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended March 31,
(In thousands)	2009	2008

Service cost	$19	$38
Interest cost	26	34
Amortization of prior service costs	(9)	—
Net periodic postretirement cost	$36	$72

(12)                          Noncontrolling Interest

As discussed in Note 1, we adopted SFAS 160 on January 1, 2009.  Prior to October 2008, we owned 78.42% of Nebraska Energy, LLC (“NELLC”), a 50 million gallon dry mill ethanol plant.  In October 2008, we purchased the remaining 21.58% of NELLC we did not previously own.  As a result of purchasing the remaining interest in NELLC, we did not have any noncontrolling interest on our consolidated balance sheets as of March 31, 2009 and December 31, 2008.  In accordance with SFAS 160, we classified noncontrolling interests separately on our condensed consolidated statements of operations for the quarter ended March 31, 2008.  Prior year amounts were previously included in our consolidated balance sheets as a separate line item called “minority interest” under long-term liabilities and in our consolidated statement of operations as a separate line item called “Minority interest” under other income (expense).

Net loss attributable to Aventine during the quarter ended March 31, 2008 was as follows:

(in thousands)	2008

Net loss	$(10,986)
Net loss attributable to noncontrolling interest	191
Net loss attributable to Aventine	$(10,795)

(13)                          Derivative Instruments and Hedging

On January 1, 2009, we adopted the provisions of SFAS No. 161, which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

We are exposed to certain risks related to our ongoing business operations.  The primary risks that we manage by using forward or derivative instruments are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.

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

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At March 31, 2009, we had commitments to purchase 1.5 million bushels of corn through December 2009 at an average fixed price of $5.23 per bushel.  We have elected to account for these transactions as normal purchases under SFAS 133, and accordingly, have not marked these transactions to market.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

In order to reduce our market exposure to price decreases in corn, we have in the past, at the time we enter into a firm-price purchase commitment, often entered into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date.  Such forward contracts are not designated as hedges and, therefore, are marked to market each period.

We have also, in the past, entered into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases.  These futures contracts were not designated as hedges and, therefore, were marked to market each period.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  We have elected to account for these transactions as normal sales transactions under SFAS 133, and accordingly, have not marked these transactions to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  These forward contracts are not designated as hedges and, therefore, are marked to market each period.

We did not have any derivative instruments outstanding at March 31, 2009.  Derivatives not designated as hedging instruments under SFAS 133 at March 31, 2009 and December 31, 2008 were as follows:

		Fair Value (in thousands)
Type	Balance Sheet Classification	March 31, 2009	December 31, 2008

Short corn positions	Other current assets	$—	$5,988

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under SFAS 133 at March 31, 2009 and 2008 are as follows:

		Fair Value (in thousands)
		March 31,
Type	Statement of Operations Classification	2009	2008

Short corn positions	Other non-operating income/(expense)	$1,188	$(3,960)
Long corn positions	Other non-operating income/(expense)	—	5,812
Short gasoline positions	Other non-operating income/(expense)	—	16
Totals		$1,188	$1,868

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(14)                          Income Taxes

The Company’s income tax benefit for the first quarter of 2009 was 13.3% of pre-tax income.  The difference between the benefit rate accrued and the statutory benefit rate is principally due to the establishment of a valuation allowance because we expect to be unable to recognize net operating loss carryforward amounts and certain other deferred tax assets.

As of March 31, 2009, we had $2.4 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  During the three month period ended March 31, 2009, our liability for unrecognized tax benefits increased by $1.5 million as a result of the examination of our federal income tax returns for the tax years 2006 and 2007.  At March 31, 2009 our liability for unrecognized tax benefits is included in other current liabilities on the condensed consolidated balance sheet.

We include interest expense or income, as well as potential penalties on unrecognized tax benefits, as a component of income tax expense in the condensed consolidated statement of operations.

The total amount of accrued interest related to uncertain tax positions at March 31, 2009 was $0.1 million, net of the deferred tax benefit, and is included in other current liabilities.  We increased our accrual for interest related to uncertain tax positions by $0.1 million, net of the deferred tax benefit, for the three month period ended March 31, 2009.  It is reasonably possible that the total amount of unrecognized tax benefit will decrease by $2.4 million with the settlement of the Company’s federal income tax audits for the tax years 2006 and 2007.

Our federal income tax returns for 2006 and 2007 are open for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitations open from 2004 to 2007.

(15)                          Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008

Net loss attributable to controlling interest	$(24,567)	$(10,795)

Weighted average shares and share equivalents outstanding:
Basic shares	42,971	41,838
Dilutive non-qualified stock options and RSU’s	—	—
Diluted weighted average shares and share equivalents	42,971	41,838

Income (loss) per common share - basic:	$(0.57)	$(0.26)
Income (loss) per common share - diluted:	$(0.57)	$(0.26)

We had additional potentially dilutive securities outstanding representing options on 3.6 million and 4.1 million common shares at March 31, 2009 and 2008 respectively, that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with SFAS 128.

(16)                          Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(17)                          Litigation

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Bankruptcy Cases are being jointly administered under Case Number 09-11214 (KG).  Aventine intends to continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the commencement of the Bankruptcy Cases, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in Note 18 – Subsequent Events.

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as “JP Morgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois.  The Company’s complaint relates to losses incurred in excess of $31 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  At this time, we cannot be certain as to the outcome of this litigation.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings, other than those described herein, that we believe could have a material adverse effect upon our business, operating results or financial condition.

(18)                          Subsequent Events

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Company intends to continue operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Aventine’s Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-11214 (KG) (collectively, the “Bankruptcy Cases”).  In general, as debtors-in-possession, Aventine and its subsidiaries that are part of the Bankruptcy Filing (collectively, the “Debtors”) are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.  The Debtors specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc. a Delaware corporation; (iv) Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

No assurance can be provided as to what values, if any, will be ascribed in the Debtors’ bankruptcy proceedings to the Debtors’ pre-petition liabilities, common stock and other securities. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

At a hearing held on April 9, 2009, the Bankruptcy Court granted the Debtors’ “First Day Motions”.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.

On or about April 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  The Bankruptcy Filing constituted an event of default under both the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (see Note 5).  Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, creditor actions to obtain possession of property from Aventine, or to create, perfect or enforce any lien against the property of Aventine, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

In order to successfully exit Chapter 11, Aventine will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Aventine has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If Aventine’s exclusivity period lapses, any party in interest may file a plan of reorganization for Aventine. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective.  An Aventine Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in Aventine if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called “cramdown” provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity  interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a Chapter 11 plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under Section 365 of the Bankruptcy Code, Aventine may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves Aventine of its future obligations under such lease or contract but creates a pre-petition claim for damages caused by such breach or rejection, subject to Aventine’s right to review and contest such claim.  Parties whose contracts or leases are rejected may file claims against Aventine for damages.  Generally, the assumption of an executory contract or unexpired lease requires Aventine to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.  In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by Aventine’s rejection of various executory contracts and unexpired leases.  Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court will establish a deadline for the filing of proofs of claim and thereby require Aventine’s creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by Aventine’s creditors.  Significant litigation may be required to resolve any such disputes or discrepancies.

Although Aventine expects to file a Chapter 11 plan that provides for emergence from Chapter 11 some time in the future, there can be no assurance that a Chapter 11 plan will be proposed by Aventine or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

As of the Petition Date, Aventine had approximately $2.7 million in cash and cash equivalents.  On April 7, 2009, prior to the commencement of the Bankruptcy Cases, Aventine obtained agreements from certain holders of the notes, subject to specified conditions, for debtor-in-possession (“DIP”) financing of up to $30 million (as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 and incorporated herein by reference) to provide liquidity during the reorganization process.  At a hearing held before the Bankruptcy Court on May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved DIP financing on a final basis.  The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of any DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and formulating plans for improving operations.  There can be no assurance that any of these efforts will be successful.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.  Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Aventine may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders of Aventine are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and stockholders of Aventine will not be determined until confirmation and consummation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s common stock or any of the Company’s liabilities.

Notice and Sell-Down Procedures for Trading Equity Securities

The Bankruptcy Court entered an interim order on April 9, 2009 and a final order (the “Final Trading Restriction Order”) on May 4, 2009 granting the motion of the Debtors to require beneficial owners of substantial amounts of the Company’s common stock to provide notice of their holdings and restrict, in specified circumstances and subject to specified terms and conditions, acquisitions or dispositions of the Company’s common stock by Substantial Equityholders (as defined below) (the “Common Stock Notice and Transfer Requirements”).

Under the Common Stock Notice and Transfer Requirements, all “Substantial Equityholders” must provide the Debtors, the Debtors’ counsel and the Bankruptcy Court advance notice of their intent to buy or sell the Company’s common stock (including options to acquire common stock, as further specified in the Final Trading Restriction Order) prior to effectuating any such purchase or sale. A “Substantial Equityholder” under the Final Trading Restriction Order is a person or entity that beneficially owns or, as a result of a transaction, would beneficially own, at least 2.04 million shares (including options to acquire shares, as further specified in the Final Trading Restriction Order) of the Company’s common stock, representing approximately 4.75% of all issued and outstanding shares of the Company’s common stock.  The Common Stock Notice and Transfer Requirements were requested by the Debtors to identify and, where necessary, restrict potential trades of the Company’s common stock that could negatively impact the Debtors’ ability to preserve maximum availability of their accrued net operating losses and other tax attributes under Section 382 of the Code.  Pursuant to the Final Trading Restriction Order, the Debtors have 15 calendar days after notification of a transfer by a Substantial Equityholder to file any objections with the Bankruptcy Court and serve notice on such Substantial Equityholder.  If the Debtors file any objections, the transfer would not become effective unless approved by a final and non-appealable order of the Bankruptcy Court.  In addition, a person or entity that is or becomes a Substantial Equityholder must file with the Bankruptcy Court, and provide the Debtors and their counsel with, notification of such status on or before the later of (a) 15 days after the effective date of the notice of entry of the Final Trading Restriction Order or (b) ten days after becoming a Substantial Equityholder.

Debtor-In-Possession Financing

On April 7, 2009, certain of the Company’s bondholders (the “DIP Lenders”) entered into a term sheet (the “DIP Term Sheet”) for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 and incorporated herein by reference, for a first priority debtor-in-possession financing (the “DIP Facility”) composed of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility will be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.

On April 14, 2009, the Bankruptcy Court entered an interim order approving the DIP Facility and on May 5, 2009, entered an order approving the DIP Facility on a final basis.

In addition to the DIP Facility final order, the Bankruptcy Court on April 9, 2009 entered an order authorizing the Company to use the cash collateral of its creditors to fund specified operations and pay specified expenses of the Bankruptcy Cases to allow the Debtors to operate pending the Bankruptcy Court’s consideration of the approval of the DIP Facility.  These cash collateral orders include authorization of the use of cash collateral of the lenders under the Company’s pre-petition secured revolving credit facility with the lenders therein.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Item “1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A of this Quarterly Report on Form 10-Q.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Aventine is a leading producer of ethanol.  Through our production facilities, we market and distribute ethanol to many of the leading energy companies in the U.S.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles (“DDGS”), wet distillers grain with solubles (“WDGS”), carbon dioxide and brewers’ yeast.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three month periods ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Recent Events

On April 7, 2009, the Company and all of its direct and indirect subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Company intends to continue operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Aventine’s Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case No. 09-11214 (KG).  In general, as debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.  The Debtors specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc. a Delaware corporation; (iv) Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

No assurance can be provided as to what values, if any, will be ascribed in the Debtors’ bankruptcy proceedings to the Debtors’ pre-petition liabilities, common stock and other securities. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

At a hearing held on April 9, 2009, the Bankruptcy Court granted the Debtors’ “First Day Motions”.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.

On or about April 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  The Bankruptcy Filing constituted an event of default under the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (see Note 5 in the accompanying unaudited condensed consolidated financial statements).  Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, creditor actions to obtain possession of property from Aventine, or to create, perfect or enforce any lien against the property of Aventine, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

In order to successfully exit Chapter 11, Aventine will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Aventine has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If Aventine’s exclusivity period lapses, any party in interest may file a plan of reorganization for Aventine. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective.  An Aventine Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in Aventine if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called “cramdown” provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity  interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a Chapter 11 plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under Section 365 of the Bankruptcy Code, Aventine may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves Aventine of its future obligations under such lease or contract but creates a pre-petition claim for damages caused by such breach or rejection, subject to Aventine’s right to review and contest such claim.  Parties whose contracts or leases are rejected may file claims against Aventine for damages.  Generally, the assumption of an executory contract or unexpired lease requires Aventine to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.  In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by Aventine’s rejection of various executory contracts and unexpired leases.  Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court will establish a deadline for the filing of proofs of claim and thereby require Aventine’s creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by Aventine’s creditors.  Significant litigation may be required to resolve any such disputes or discrepancies.

Although Aventine expects to file a Chapter 11 plan that provides for emergence from Chapter 11 some time in the future, there can be no assurance that a Chapter 11 plan will be proposed by Aventine or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

As of the Petition Date, Aventine had approximately $2.7 million in cash and cash equivalents.  On April 7, 2009, prior to the commencement of the Bankruptcy Cases, Aventine obtained agreements from certain holders of the notes, subject to specified conditions, for DIP Financing of up to $30 million (as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 and incorporated herein by reference) to provide liquidity during the reorganization process.  At a hearing held before the Bankruptcy Court on May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved DIP financing on a final basis.  The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of any DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and formulating plans for improving operations.  There can be no assurance that any of these efforts will be successful.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.  Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Aventine may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders of Aventine are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and stockholders of Aventine will not be determined until confirmation and consummation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the Company’s common stock or any of the Company’s liabilities or securities.

Notice and Sell-Down Procedures for Trading Equity Securities

The Bankruptcy Court entered an interim order on April 9, 2009 and a final order (the “Final Trading Restriction Order”) on May 4, 2009 granting the motion of the Debtors to require beneficial owners of substantial amounts of the Company’s common stock to provide notice of their holdings and restrict, in specified circumstances and subject to specified terms and conditions, acquisitions or dispositions of the Company’s common stock by Substantial Equityholders (as defined below) (the “Common Stock Notice and Transfer Requirements”).

Under the Common Stock Notice and Transfer Requirements, all “Substantial Equityholders” must provide the Debtors, the Debtors’ counsel and the Bankruptcy Court advance notice of their intent to buy or sell the Company’s common stock (including options to acquire common stock, as further specified in the Final Trading Restriction Order) prior to effectuating any such purchase or sale. A “Substantial Equityholder” under the Final Trading Restriction Order is a person or entity that beneficially owns or, as a result of a transaction, would beneficially own, at least 2.04 million shares (including options to acquire shares, as further specified in the Final Trading Restriction Order) of the Company’s common stock, representing approximately 4.75% of all issued and outstanding shares of the Company’s common stock.  The Common Stock Notice and Transfer Requirements were requested by the Debtors to identify and, where necessary, restrict potential trades of the Company’s common stock that could negatively impact the Debtors’ ability to preserve maximum availability of their accrued net operating losses and other tax attributes under Section 382 of the Code.  Pursuant to the Final Trading Restriction Order, the Debtors have 15 calendar days after notification of a transfer by a Substantial Equityholder to file any objections with the Bankruptcy Court and serve notice on such Substantial Equityholder.  If the Debtors file any objections, the transfer would not become effective unless approved by a final and non-appealable order of the Bankruptcy Court.  In addition, a person or entity that is or becomes a Substantial Equityholder must file with the Bankruptcy Court, and provide the Debtors and their counsel with, notification of such status on or before the later of (a) 15 days after the effective date of the notice of entry of the Final Trading Restriction Order or (b) ten days after becoming a Substantial Equityholder.

Debtor-In-Possession Financing

On April 7, 2009, the DIP Lenders entered into the DIP Term Sheet for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 and incorporated herein by reference, for a first priority debtor-in-possession financing composed of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility will be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.

On April 14, 2009, the Bankruptcy Court entered an interim order approving the DIP Facility and on May 5, 2009, entered an order approving the DIP Facility on a final basis.

In addition to the DIP Facility final order, the Bankruptcy Court entered on April 9, 2009 an order authorizing the Company to use the cash collateral of its creditors to fund specified operations and pay specified expenses of the Bankruptcy Cases to allow the Debtors to operate pending the Bankruptcy Court’s consideration of the approval of the DIP Facility.  These cash collateral orders include authorization of the use of cash collateral of the lenders under the Company.

Executive Summary of Financial Results

The net loss attributable to controlling interest for the first quarter of 2009 was $24.6 million, or $0.57 per diluted share, as compared to a net loss of $10.8 million, or $0.26 per diluted share, in the first quarter of 2008.  The net loss in the first quarter of 2009 resulted primarily from lower commodity spreads and higher selling, general and administrative costs, offset somewhat by lower conversion costs and income received from termination of marketing alliance agreements.  Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, declined from $1.21 per gallon in the first quarter of 2008 to $0.53 per gallon in the first quarter of 2009.  The average sales price per gallon of ethanol decreased in the first quarter of 2009 to $1.69 per gallon from the $2.21 average received in the first quarter of 2008.  Corn costs during the first quarter of 2009 averaged $4.25 per bushel, as compared to $4.50 per bushel in the first quarter of 2008.  Conversion cost in the first quarter of 2009 was $0.59 per gallon as compared to $0.62 per gallon in the first quarter of 2008.

Gallons of ethanol sold in the first quarter of 2009 decreased to 120.8 million gallons, as compared to 211.2 million gallons in the first quarter of 2008.  The decrease resulted from the winding-down of our marketing alliance and purchase resale operations.  Gallons produced during the first quarter of 2009 decreased to 46.4 million gallons from 47.7 million gallons in the first quarter of 2008.

The economic impact of selling gallons held in inventory at the end of the fourth quarter of 2008 with a $1.54 per gallon value as prices decreased during the first quarter of 2009 was a negative impact to cost of goods sold of approximately $3.0 million (including a $1.1 million lower of cost or market adjustment at March 31, 2009).  The average inventory cost of $1.47 per gallon at the end of the first quarter of 2009 versus $1.54 at the end of the fourth quarter of 2008 reflects the decrease in ethanol prices during the quarter using our weighted average FIFO approach to calculating inventory.  Conversely, increasing prices throughout the first quarter of 2008 had a positive economic impact on cost of goods sold of $5.5 million.

Our inventory is valued based upon a weighted average price we pay for ethanol that we previously purchased from our marketing alliance partners and our purchase/resale transactions, along with our own cost to produce ethanol.  Changes, either upward or downward, in our purchased cost of ethanol or our own production costs, will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

During the first quarter of 2009, we recognized income from the termination of marketing agreements with alliance partners totaling $10.2 million.

Other non-operating income for the first quarter of 2009 includes $1.2 million of realized net gains on corn derivative contracts, versus realized and unrealized net gains on derivative contracts in the first quarter of 2008 of $1.9 million.  We did not have any open derivative positions at the end of the first quarter of 2009.  We do not mark to market forward physical contracts to purchase corn.

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Total gallons of ethanol sold in the first quarter of 2009 decreased to 120.8 million gallons, versus 211.2 million gallons sold in the first quarter of 2008.  Gallons of ethanol were sourced as follows:

For the Three Months Ended March 31,
(In thousands, except for percentages)	2009	2008	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	46,354	47,735	(1,381)	(2.9)%
Marketing alliance purchases	12,898	129,889	(116,991)	(90.1)%
Purchase/resale	29,673	38,964	(9,291)	(23.8)%
Decrease (increase) in inventory	31,897	(5,346)	37,243	N.M. *
Total	120,822	211,242	(90,420)	(42.8)%

*  Not meaningful

Net sales in the first quarter of 2009 decreased 53.6% from the first quarter of 2008.  Net sales were $236.5 million in the first quarter of 2009 versus $509.9 million in the first quarter of 2008.  Overall, the decrease in net sales was the result of less supply available as we terminated our marketing alliance and purchase/resale supply operations and from a decrease in the average sales price of ethanol sold.  Ethanol prices averaged $1.69 per gallon in the first quarter of 2009 versus $2.21 in the first quarter of 2008.

Co-product revenues for the first quarter of 2009 totaled $22.4 million, a decrease of $10.9 million or 32.7%, from the first quarter 2008 total of $33.3 million.  Co-product revenues decreased during the first quarter of 2009 as a result of significantly lower co-product pricing and volumes for corn germ and DDGS, offset by slightly higher yeast volumes and pricing.  In the first quarter of 2009, we sold 264.2 thousand tons, versus 272.4 thousand tons in the first quarter of 2008.  Co-product revenues, as a percentage of corn costs, fell to 29.5% during the first quarter of 2009, versus 41.2% in the first quarter of 2008.  Co-product revenues, as a percentage of corn costs, decreased in the first quarter of 2009 as compared to 2008 as the result of selling co-products into the spot market during a period of time in which our corn costs were significantly higher than the CBOT average.

Cost of goods sold for the quarter ended March 31, 2009 was $258.0 million, compared to $485.9 million for the quarter ended March 31, 2008, a decrease of $227.9 million or 46.9%.  As a percentage of net sales, cost of goods sold increased to 109.1% of sales from 95.3% of sales in the first quarter of 2008.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from our marketing alliance partners and the cost of purchasing ethanol from other producers and marketers, freight and logistics costs to ship ethanol and co-products, and the cost of motor fuel taxes which have been billed to customers.  The decrease in cost of goods sold is principally the result of lower volumes of ethanol purchased, lower corn costs and lower conversion costs.

Purchased ethanol in the first quarter of 2009 totaled $73.7 million, versus $341.9 million in the first quarter of 2008.  The decrease in purchased ethanol resulted from both the decrease in the number of gallons of ethanol purchased and from a decrease in the cost per gallon of ethanol purchased.  In the first quarter of 2009, we purchased 42.6 million gallons of ethanol at an average cost of $1.73 per gallon as compared to 168.9 million gallons of ethanol at an average cost of $2.02 in the first quarter of 2008.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first quarter of 2009 totaled $75.9 million or $4.25 per bushel, versus $80.8 million, or $4.50 per bushel in the first quarter of 2008.  Our average corn costs in the first quarter of 2009 were higher than the CBOT average price during the same period.  The decrease in corn costs is due to lower corn prices.

Conversion costs for the first quarter of 2009 decreased to $27.2 million from $29.8 million for the first quarter of 2008.  The total dollars spent on conversion costs decreased year over year principally as a result of lower costs for utilities, chemicals and other supplies which have decreased as a result of significantly lower petroleum prices.  The conversion cost per gallon decreased year over year to $0.59 per gallon in the first quarter of 2009 versus $0.62 per gallon in the first quarter of 2008.

Depreciation in the first quarter of 2009 totaled $3.5 million, versus $3.3 million in the first quarter of 2008.  Motor fuel taxes were $4.4 million in the first quarter of 2009 versus $3.4 million in the first quarter of 2008.  The cost of motor fuel taxes are recovered through billings to customers.

Freight/logistics costs were up slightly on a per gallon basis in the first quarter of 2009 over the first quarter of 2008.  Freight/logistics costs in the first quarter of 2009 were $0.21 per gallon as compared to $0.20 per gallon in the first quarter of 2008.  Freight/logistics dollars spent decreased in the first quarter of 2009 to $24.8 million from $42.2 million in the first quarter of 2008 as a result of lower volumes shipped.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

The average inventory cost of $1.47 per gallon at the end of the first quarter of 2009 versus $1.54 at the end of the fourth quarter of 2008, using our weighted-average FIFO approach to calculating inventory, reflects declining ethanol prices during the quarter.  The economic impact of selling gallons held in inventory at the end of the fourth quarter of 2008 with a $1.54 per gallon value as prices decreased during the first quarter of 2009 was a negative impact to cost of goods sold of approximately $3.0 million (including a $1.1 million non-cash lower of cost or market adjustment at March 31, 2009).  Conversely, rising prices throughout the first quarter of 2008 positively impacted cost of goods sold by $5.5 million in that period.

Selling, general & administrative expenses (“SG&A”) were $9.7 million in the first quarter of 2009 as compared to $8.9 million in the first quarter of 2008.  The higher expense in the first quarter of 2009 primarily relates to an increase in spending, primarily professional fees, surrounding our liquidity issues.  These increased professional fees were partially offset by reduced personnel and stock-based compensation costs.

Interest income in the first quarter of 2009 was $11 thousand, versus interest income of $2.2 million in the first quarter of 2008.  The significant decrease in interest income is due to a decrease in excess liquidity.

Interest expense in the first quarter of 2009 was $8.7 million, as compared to $2.4 million in the first quarter of 2008.  Interest expense in the first quarter of 2009 was higher than in the same period in 2008 due to suspension of interest expense capitalization in conjunction with the halting of our expansion projects.  Interest expense in the first quarter of 2009 included $7.8 million in interest on our $300 million aggregate principal 10.0% senior unsecured notes issued March 27, 2007 and our secured revolving credit facility and $0.9 million of amortization of deferred financing fees.  Interest expense in the first quarter of 2008 included $7.5 million in interest on our $300 million aggregate principal amount of 10.0% senior unsecured notes issued March 27, 2007 and $0.3 million of amortization of deferred financing fees, reduced by capitalized interest of $5.4 million.

Other non-operating income for the first quarter of 2009 includes $1.2 million of realized net gains on corn derivative contracts versus net realized and unrealized gains in the first quarter of 2008 of $1.9 million.  We did not have any open derivative positions at the end of the first quarter of 2009.  We do not mark to market forward physical contracts to purchase corn.

Income tax benefit in the first quarter of 2008 totaled $3.8 million.  The effective income tax benefit rate in the first quarter of 2009 was 13.3% of pre-tax income.  The difference between the benefit rate accrued and the statutory benefit rate is principally due to the establishment of a valuation allowance because we expect to be unable to recognize net operating loss carryforward amounts and certain other deferred tax assets.  As of March 31, 2009 the Company had recorded valuation allowance totaling $24.4 million on its deferred tax assets to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices continued to be at or near the spot cost to produce ethanol during the first quarter of 2009, making the cash spot margins near break-even.  As the supply of ethanol from plants which are currently under construction begins to make its way into the marketplace or plants that are currently shut-in begin to produce ethanol again, ethanol pricing may remain soft, and gross margins may remain near break-even.

As of March 31, 2009, we had contracts for delivery of ethanol totaling 67.5 million gallons through December 2009.  These commitments were for 67.5 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

For the second quarter of 2009, we have contracts for delivery of ethanol totaling 32.7 million gallons.  These commitments are for 32.7 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

Corn

Corn prices rose significantly from 2006 to 2008 and reached record levels during 2008.  Since 2008, corn prices have declined with the economic conditions in general, along with most other commodities.  We believe that this is due in part to lower than expected consumption, including for ethanol and for export as a result of concerns of global recession and reductions in global demand.  However, we continue to believe that corn prices are likely to remain above historical levels for the foreseeable future.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply.  As we do this, we have in the past often shorted a like amount of CBOT corn futures with similar dates to lock in the basis differential.  We have also occasionally used CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases.  Exchange traded forward contracts for commodities are marked to market each period.  Our forward physical purchases of corn are not marked to market.

At March 31, 2009, we had fixed the price of 1.5 million bushels of corn through December 2009 at an average of $5.23 per bushel, representing approximately 3% percent of our corn requirements for the remainder of 2009.

Marketing Alliance

For the past few years, our marketing business has been an important component of our business.  Using the gallons we sourced from third parties, we were able to distribute significantly more ethanol than we could have produced from our own equity production, thereby giving us a greater marketing presence without having to make capital investments.  However, with severely declining margins and general liquidity stress due to frozen credit markets, this model no longer worked for our alliance partners or Aventine.  Beginning in the fourth quarter of 2008, we negotiated termination agreements with our marketing alliance partners and began to rationalize our distribution network to primarily focus on sales of our equity production.  We completed the disbanding of our marketing alliance during the first quarter of 2009.  Accordingly, we expect ethanol sourced from marketing alliance partners to decline sharply in 2009.

Supply and Demand

According to the Renewable Fuels Association, the annual ethanol production capacity in the U.S. of plants currently in operation, those currently not producing, and those under construction is almost 14.4 billion gallons annually.  This volume of ethanol production exceeds the mandate for renewable biofuel consumption required in 2014.  Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil.  This domestic production capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol gross margins to decrease, perhaps substantially.

Bankruptcy

As described in more detail elsewhere in this Form 10-Q, Aventine and all of its direct and indirect subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code on April 7, 2009.  No assurance can be provided as to what values, if any, will be ascribed in Aventine’s bankruptcy proceedings to the pre-petition liabilities, common stock and other securities.  Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

In order to successfully exit Chapter 11 bankruptcy, Aventine will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve Aventine’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Although Aventine expects to file a reorganization plan that provides for emergence from Chapter 11 bankruptcy some time in the future, there can be no assurance that a reorganization plan will be proposed by Aventine or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	March 31, 2009	December 31, 2008
	(Unaudited)
Cash and cash equivalents	$2	$23,339
Working capital	(313,160)	(294,039)
Total debt	314,422	352,200
Current ratio	0.18	0.39

As a result of our Bankruptcy Filing and the circumstances leading to our Bankruptcy Filing as described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing.  The Bankruptcy Filing constituted an event of default under our secured revolving credit facility and the indenture governing our 10% senior unsecured notes due 2017, and the debt obligations under those agreements became automatically and immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As of the Petition Date, the amount of outstanding borrowings and letters of credit under the secured revolving credit facility totaled approximately $18.4 million and $22.0 million, respectively, and the aggregate principal amount outstanding on our 10% senior unsecured notes due 2017 was $300 million.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under our DIP Financing.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs.  We cannot assure you that the amounts of cash available from operations, together with our DIP Financing, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

On April 7, 2009, the date of the Bankruptcy Filing, we had approximately $2.7 million in cash and cash equivalents on hand.  On April 7, 2009, Aventine obtained agreements from certain noteholders, subject to specified conditions, for DIP Financing of up to $30 million, as described in the Debtor in Possession Credit Facility Term Sheet document filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 and incorporated herein by reference, to provide liquidity during the reorganization process.

In addition to the $30 million of DIP Financing, the orders entered by the Bankruptcy Court approving the DIP Financing authorize Aventine to use the cash collateral of our pre-petition secured revolving credit facility lenders to fund specified operations and pay specified expenses of the Bankruptcy Cases.

Funds available under our DIP Financing, together with cash generated from operations, are expected to be sufficient to fund operations of our business until the end of 2009.  However, funds available under our DIP Financing cannot be used for capital expenditures beyond those permitted in our DIP budget, which DIP budget may be amended in accordance with the terms of the final order approving the DIP Facility.  Consequently, we do not expect to continue in the near-term construction of our Aurora, Nebraska or Mt. Vernon, Indiana expansion projects.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents, cash provided by our borrowing facilities (including our DIP Facility), and cash provided by operations.

Cash, cash equivalents.  For the first three months of 2009, cash and cash equivalents decreased by $23.3 million as compared to the first three months of 2008.  Cash and cash equivalents as of March 31, 2009 and December 31, 2008 were $2 thousand and $23.3 million, respectively.  The significant decrease in cash and cash equivalents is principally the result of required reductions in balances outstanding on our secured revolving credit facility, offset somewhat by cash provided by our operations.

Cash provided by operations.  Net cash provided by operating activities in the first three months of 2009 was $14.1 million, as compared to cash provided by operating activities of $29.4 million for the first three months of 2008.  Cash provided by operations in 2009 was reduced by significant operating losses incurred in the first quarter of 2009.  In the first quarter of 2009, we offset these large operating losses by generating significant amounts of cash from the liquidation of receivables and inventory and payments received from alliance terminations, offset partially by reductions in accounts payable.

Cash available under our liquidity facility.  As a result of the Bankruptcy Filing, all the commitments under the Company’s secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent and a lender, automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there is no longer any liquidity available to us under this facility.

Cash available under our DIP facility.  Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt. Vernon, LLC and Aventine Renewable Energy — Aurora West, LLC (together the “Borrowers”), all indirect subsidiaries of the Company, together with the Company and all of the Company’s other direct or indirect subsidiaries, (together hereinafter called the “Guarantors”), entered into a DIP Facility among the Borrowers’, the Guarantors, the lenders thereto, and Whitebox Advisors, as both the agent  and a lender on April 7, 2009.  The DIP Facility provides for a first priority debtor-in-possession financing composed of a term loan facility made available to the Borrowers in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility will be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Chapter 11 Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent for the benefit of itself and the pre-petition lenders.

Pursuant to the interim order entered by the Bankruptcy Court, the initial draw-down of the term loan was limited to $15 million.  As the entry of the final order approving the DIP financing, the Debtors’ will have access to the remaining $15 million of availability.

The term loan matures at the earliest of (i) one year after the commencement of the Chapter 11 Cases, (ii) the consummation of a sale of substantially all of the assets of the Debtors, (iii) the effective date of a plan of reorganization in the Chapter 11 Cases, (iv) the date the loans become due and payable, whether by stated maturity, upon an event of default or otherwise, (v) the expiration of the approved budget, (vi) the acceptance by any of the Debtors of any offer or bid for the purchase of all or substantially all of the assets of any of the Debtors or all or substantially all of the equity in any of the reorganized Debtors, or (vii) the date on which any of the Debtors files a motion with the Bankruptcy Court for authority to proceed with the sale or liquidation of any of the Debtors (or any material portion of any of the assets of the Debtors).  The DIP Facility bears interest at a rate equal to 16.5% per annum, which shall be payable monthly in arrears in cash on the last day of each month.

This description of our DIP Facility is qualified in its entirety by the full text of the DIP Agreement as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, the funding of operating losses, and capital expenditures.

Payments related to our outstanding debt and liquidity facility.  During the first quarter of 2009, we used $37.8 million of cash to make required reductions in borrowings on our secured revolving credit facility.  We did not make the $15 million interest payment due April 1, 2009 as required under our 10% senior unsecured notes due 2017.

Working capital.  Our net working capital position declined by $19.1 million during the first quarter of 2009 as we used current assets to fund required repayments of our secured revolving credit facility and to fund operating losses.

Capital expenditures.  During the first three months of 2009, we spent approximately $0.7 million on capital projects.  Of this amount, $0.5 million was spent on maintenance and environmental projects, while $0.2 million was spent on our suspended capacity expansion projects.

Secured Revolving Credit Facility

On March 10, 2009, we amended our existing secured revolving credit facility.  The amended liquidity facility consists of a secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender.  The revolving commitment under the amended facility was initially $75 million, and reduced to $60 million on April 1, 2009 and $50 million on May 1, 2009 and thereafter (subject to collateral availability).  The amended liquidity facility included a $25 million sub-limit for letters of credit.  The facility is secured by substantially all of the Company’s assets.

On March 30, 2009, the Company notified the administrative agent for its amended secured revolving credit facility that the Company would not have entered into, by March 31, 2009, formal written agreements with the holders of at least 80% in principal amount of its 10% senior unsecured notes due 2017 committing to binding terms of an exchange offer, as required under the amended secured revolving credit facility.  Failure by the Company to receive such formal written commitments by March 31, 2009 would have constituted an event of default under our amended secured revolving credit facility.  In addition, on March 30, 2009, the Company notified the administrative agent that the Company did not intend to make a scheduled payment of interest on the Company’s 10% senior unsecured notes due 2017 which was due on April 1, 2009.  Failure to make the interest payment would also have constituted an event of default under our secured revolving credit facility.  On March 30, 2009, the Company and the lenders under its secured revolving credit facility executed a letter agreement to waive certain events of default until April 8, 2009 including the potential effects of default discussed in the proceeding sentence.

As a result of the Bankruptcy Filing, all the commitments under the Company’s secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims.  We have not accrued any amounts for environmental matters as of March 31, 2009.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

We are currently reviewing proposed and recently adopted regulations relating to greenhouse gases and the carbon lifecycle from renewable fuel production to determine what impact they may have on our business.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices.  Market risk is the potential loss arising from adverse changes in market rates and prices.  In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, including price risk on anticipated purchases of corn, natural gas and the sale of ethanol.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended March 31, 2009 and 2008 was $4.25 and $4.50 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At March 31, 2009, we had commitments to purchase approximately 1.5 million bushels of corn through December 2009 at an average price of $5.23 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, we have in the past, at the time we enter into a firm-price purchase commitment, often entered into commodity forward contracts to sell a certain amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these commodity forward transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and by Statement of Financial Accounting Standards No. 161,  Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (hereinafter collectively referred to as “SFAS 133”).  Such forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets, if any, is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at March 31, 2009.

We have also, in the past, entered into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases.  We accounted for these transactions under SFAS 133.  These futures contracts were not designated as hedges and, therefore, were marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative contracts would be recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at March 31, 2009.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At March 31, 2009, we had no outstanding contracts to sell ethanol at fixed prices.  These normal sale transactions would not be marked to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At March 31, 2009, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under SFAS 133.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative positions at March 31, 2009.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer, Ronald H. Miller, and our Interim Chief Financial Officer, George T. Henning, Jr., the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Miller and Henning have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Miller and Henning, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Based upon evaluation by our management, which was conducted with the participation of Messrs. Miller and Henning, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Company’s subsidiaries that are part of the Bankruptcy Filing include Aventine Renewable Energy, LLC, a Delaware limited liability company,; Aventine Renewable Energy, Inc., a Delaware corporation; Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; and Nebraska Energy, LLC, a Kansas limited liability company.  The Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case Number 09-11214 (KG).  Aventine intends to continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in Note 18 to the accompanying condensed consolidated financial statements.

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as “JP Morgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois.  The Company’s complaint relates to losses incurred in excess of $31 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  At this time, we cannot be certain as to the outcome of this litigation.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

Item 1A. Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2008 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The Risk Factors as included in our Form 10-K as of December 31, 2008 are updated by additional risk factors as described below:

The Company filed for reorganization under Chapter 11 on April 7, 2009 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•              our ability to continue as a going concern;

•              our ability to operate within the restrictions and the liquidity limitations of our DIP Facility approved by the Bankruptcy Court in connection with the Bankruptcy Cases;

•              our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•              our ability to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•              the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•              our ability to maintain contracts that are critical to our operations;

•              our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•              our ability to attract, motivate and retain key employees;

•              our ability to attract and retain customers; and

•              our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition.  Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty.

While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under Chapter 11 could harm our business.

A long period of operating under Chapter 11 could adversely affect our business and operations.  So long as the Bankruptcy Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy Cases instead of focusing exclusively on business operations.  A prolonged period of operating under Chapter 11 may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Bankruptcy Cases continue, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our business, and they may seek to establish alternative arrangements for providing us with goods and services, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations.

Our having sought bankruptcy protection may also adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties.  The failure to obtain such favorable terms and to attract and retain customers and other contract or trading counterparties could adversely affect our financial performance.

We may not be able to obtain confirmation of our Chapter 11 plan, and our emergence from Chapter 11 proceedings is not assured.

Our plan of reorganization has not yet been formulated or submitted to the Bankruptcy Court.  In order to successfully emerge from Chapter 11 bankruptcy protection, we believe that we must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 plan of reorganization.  This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation.  We may not receive the requisite acceptances to confirm a plan.  Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it.

If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us would ultimately receive with respect to their claims.

If a reorganization cannot be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.  While we expect to emerge from Chapter 11 proceedings in the future, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from Chapter 11 proceedings.

We have substantial liquidity needs and may be required to seek additional financing.

Our principal sources of liquidity have historically consisted of cash provided by operations, cash and cash equivalents on hand and available borrowings under our credit agreements.  Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas and unleaded gasoline.  As a result, adverse commodity price movements adversely impact our liquidity.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs.  We cannot assure you that the amounts of cash available from operations, together with our DIP Financing, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.

Our liquidity and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Financing; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) our ability to achieve profitability.  Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control.  Accordingly, there can be no assurance as to the success of our efforts.  In the event that cash flows and borrowings under our interim DIP Financing are not sufficient to meet our cash requirements, we may be required to seek additional financing.  We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms.  Our access to additional financing is, and for the foreseeable future will likely continue to be, very limited.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

We may be unable to secure additional financing.

Our ability to arrange, in addition to our DIP Financing, financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors.  Access to capital (including any extension or refinancing) for participants in the biofuels industry, including for us, has been significantly restricted for the last several months and may, as a result of the Bankruptcy Filing, be further restricted in the future. Other factors affecting our access to financing include:

•      general economic and capital market conditions;

•      conditions in biofuels markets;

•      regulatory developments;

•      credit availability from banks or other lenders for us and our industry peers, as well as the economy in general;

•      investor confidence in the biofuels industry and in us;

•      the continued reliable operation of our ethanol production facilities; and

•      provisions of tax and securities laws that are conducive to raising capital.

We may not have sufficient cash to service our indebtedness and other liquidity requirements.

Our ability to service our DIP Financing indebtedness and successfully consummate a plan of reorganization will depend, in part, on our ability to generate cash.  We cannot be certain that cash on hand together with cash from operations will by itself be sufficient to meet our cash and liquidity needs.  If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations.

Our DIP Financing could impose significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the terms of our DIP Financing could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the DIP Financing.  These restrictions will limit our ability, subject to certain exceptions, to, among other things:

•      incur additional indebtedness and issue stock;

•      make prepayments on or purchase indebtedness in whole or in part;

•      pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•      make investments;

•      enter into transactions with affiliates on other than arm’s-length terms;

•      create or incur liens to secure debt;

•      consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•      lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•      incur dividend or other payment restrictions affecting subsidiaries;

•      make capital expenditures beyond specified limits;

•      engage in specified business activities; and

•      acquire facilities or other businesses.

These limitations could have a material adverse effect on our liquidity and operations.  If we fail to comply with the restrictions under our DIP Financing and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Financing, the lenders could declare outstanding borrowings and other obligations under the DIP Financing immediately due and payable.  Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.  If we are unable to comply with the terms of the DIP Financing, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement, a plan of reorganization.

The prices of our debt and equity securities are volatile, and, in connection with our reorganization, holders of our securities may receive no payment or payment that is less than the face value or purchase price of such securities.

Prior to the Bankruptcy Filing, the market price for our common stock was volatile and, following our Bankruptcy Filing, the price of our common stock has generally been less than $0.08 per share.  Prices for our debt securities are also volatile, and prices for such securities have generally been substantially below par following our Bankruptcy Filing.  In addition, our common stock was delisted from the New York Stock Exchange prior to the Bankruptcy Filing and currently trades over the counter. Accordingly, trading in the securities of the Company may be limited, and holders of such securities may not be able to resell their securities for their purchase price or at all.  We can make no assurance that the price of our securities will not fluctuate substantially in the future.

It is possible that, in connection with our reorganization, all of the outstanding shares of common stock could be cancelled, and holders of our common stock may not be entitled to any payment in respect of their shares.  In addition, new shares of our common stock may be issued.  It is also possible that our obligations to holders of debt may be satisfied by payments to such holders that are less than both the par value of such securities and the price at which holders purchased such securities, or that shares of our common stock may be issued to certain of such holders in satisfaction of their claims.  The value of any common stock so issued may be less than the par value or purchase price of such holders’ securities, and the price of any such common shares may be volatile.

Accordingly, trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the par value or the purchase price of such securities.

We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards.  With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Bankruptcy laws may limit our secured creditors’ ability to realize value from their collateral.

Upon the commencement of a case for relief under Chapter 11, a secured creditor is prohibited from repossessing its security from a debtor in a Chapter 11 case, or from disposing of security repossessed from such debtor, without bankruptcy court approval.  Moreover, the Bankruptcy Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.”  The meaning of the term “adequate protection” may vary according to circumstance, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the Bankruptcy Court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the Chapter 11 proceedings.  The Bankruptcy Court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of the Bankruptcy Court, we cannot reliably predict:

•      how long payments under our secured debt could be delayed as a result of the Chapter 11 proceedings;

•      whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral;

•      the value of the collateral; or

•      whether or to what extent secured creditors would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

Furthermore, if the Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim only to the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall.  The Bankruptcy Code generally permits the payment and accrual of post-petition interest, costs and attorneys’ fees to a secured creditor during a debtor’s Chapter 11 proceedings only to the extent the value of its collateral is determined by the Bankruptcy Court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Bankruptcy Filing.  In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization.  In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.  In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

Our success depends significantly on the skills, experience and efforts of our personnel.  We do not maintain “key person” life insurance for any of our officers.  The loss of any of our officers could have a material adverse effect upon our results of operations and our financial position and could delay or prevent the achievement of our business objectives.  Our ability to develop and successfully consummate a plan of reorganization will be highly dependent upon the skills, experience and effort of our senior management and other personnel.  Our ability to attract, motivate and retain key employees is restricted, however, by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the Chapter 11 proceedings.  In addition, we may be required to obtain Bankruptcy Court approval of employment contracts and other employee compensation programs.  The loss of the services of one or more members of our senior management or certain employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could have a material adverse effect on our ability to successfully reorganize and emerge from bankruptcy.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years.  We had net operating loss carryforwards of approximately $0.5 million as of December 31, 2008.  Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Code during or as a result of the Bankruptcy Cases.  During the pendency of the bankruptcy proceedings, the Bankruptcy Court has entered an interim order that places limitations on trading in our common stock, including options to acquire common stock, as further specified in the order.  However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

The Bankruptcy Filing constituted an event of default under the Company’s secured revolving credit facility.  As a result, all the lenders commitments under our secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loan documents, became immediately due and payable.  As of the Petition Date, the outstanding borrowings and letters of credit under the secured revolving credit facility totaled approximately $18.4 million and $22.0 million, respectively.

The Bankruptcy Filing also constituted an event of default under the Company’s indenture governing its 10% senior unsecured notes due 2017.  As a result, the outstanding principal amount of the notes, and accrued interest theron, became immediately due and payable.  As of the Petition Date, the aggregate principal amount of our outstanding 10% senior unsecured notes due 2017 was $300 million.

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

None

Item 6.                    Exhibits

(a)   Exhibits

10.1         Letter Agreement, dated March 30, 2009, between the Company, Aventine Renewable Energy — Mt. Vernon, LLC, Aventine Renewable Energy — Aurora West, LLC, JP Morgan Chase Bank, N.A (as administrative agent and a lender), and the others lenders to its Credit Agreement, dated as of March 23, 2007 (as amended) (incorporated by reference to Exhibit 10.1 of Aventine’s Current Report on Form 8-K filed on April 3, 2009).

10.2         Debtor in Possession Credit Facility Term Sheet, dated as of April 7, 2009, by and among Brigade Leveraged Capital Structures Fund, Ltd., Nomura Corporate Research & Asset Management, Inc., as Investment Manager for and on behalf of certain lenders, Whitebox Hedged High Yield Partners, L.P., Pandora Select Partners, L.P. (as lenders), Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt. Vernon, LLC, and Aventine Renewable Energy — Aurora West LLC on a joint and several basis as debtors in possession under chapter 11 of the United States Bankruptcy Code in jointly administered cases in the United States Bankruptcy Court for the District of Delaware and the Guarantors named therein (incorporated by reference to Exhibit 10.1 of Aventine’s Current Report on Form 8-K filed on April 13, 2009).

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 11, 2009	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)