Form 10-Q
period 2009-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2009-08-10
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 7, 2009
Common Stock, $0.001 Par Value	42,963,158 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2009	2008	2009	2008

Net sales	$118,121	$601,591	$354,657	$1,111,539
Cost of goods sold	118,016	568,731	375,980	1,054,596
Gross profit (loss)	105	32,860	(21,323)	56,943
Selling, general and administrative expenses	(6,950)	(10,139)	(16,691)	(19,008)
Other income	3	1,617	173	2,394
Operating income (loss)	(6,842)	24,338	(37,841)	40,329
Other income (expense):
Income from termination of marketing agreements	—	—	10,176	—
Loss on sale of auction rate securities	—	(8,476)	—	(31,601)
Interest income	—	506	11	2,745
Interest expense (contractual interest expense was $9.2 million and $17.9 million for the three and six months ended June 30, 2009, respectively	(2,281)	(1,125)	(11,002)	(3,516)
Other non-operating income (loss)	30	(14,121)	1,218	(12,253)
Income (loss) before reorganization items and income taxes	(9,093)	1,122	(37,438)	(4,296)
Reorganization items	(42,749)	—	(42,749)	—
Income (loss) before income taxes	(51,842)	1,122	(80,187)	(4,296)
Income tax expense (benefit)	(2,907)	3,354	(6,685)	8,922
Net loss	(48,935)	(2,232)	(73,502)	(13,218)
Net loss attributable to noncontrolling interest	—	(314)	—	(505)
Net loss attributable to controlling interest	$(48,935)	$(1,918)	$(73,502)	$(12,713)

Per share data:
Loss per common share — basic:	$(1.14)	$(0.05)	$(1.71)	$(0.30)
Basic weighted average number of common shares	42,966	41,971	42,968	41,905

Loss per common share — diluted:	$(1.14)	$(0.05)	$(1.71)	$(0.30)
Diluted weighted average number of common and common equivalent shares	42,966	41,971	42,968	41,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	June 30, 2009 (Unaudited)	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$27,238	$23,339
Accounts receivable	14,617	55,888
Inventories	27,278	85,421
Income tax receivable	15,092	15,135
Prepaid expenses and other current assets	6,609	10,198
Total current assets	90,834	189,981
Property, plant and equipment, net	102,394	107,168
Construction in process	492,701	493,969
Available for sale securities	2,397	673
Other assets	10,950	7,668
Total assets	$699,276	$799,459

Liabilities and Stockholders’ Equity
Current liabilities
Senior unsecured 10% fixed-rate notes	$—	$300,000
Secured revolving credit facility	27,765	52,200
Debtor-in-possession debt facility	15,000	—
Accounts payable	10,698	110,903
Accrued interest	240	7,500
Accrued liabilities	3,325	3,517
Other current liabilities	6,754	9,900
Total current liabilities	63,782	484,020
Pre-petition liabilities subject to compromise	390,256	—
Net deferred tax liabilities	4,094	2,444
Other long-term liabilities	3,479	4,199
Total liabilities	461,611	490,663
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 42,963,158 and 42,970,988 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively, net of 21,548,640 shares held in treasury as of June 30, 2009 and December 31, 2008	43	43
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	293,575	292,984
Retained earnings	(55,663)	17,839
Accumulated other comprehensive loss	(290)	(2,070)
Total stockholders’ equity	237,665	308,796
Total liabilities and stockholders’ equity	$699,276	$799,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008

Operating Activities
Net loss	$(73,502)	$(13,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for rejected executory contracts and leases	39,684	—
Pre-petition accounts payable	40,793
Pre-petition accrued interest	8,083
Loss on sale of auction rate securities	—	31,601
Depreciation and amortization	8,348	7,124
Stock-based compensation expense	1,589	3,881
Deferred income tax	651	2,567
Gain on the sale of alliance investments	(1,000)	—
Other	—	(352)
Changes in operating assets and liabilities:
Accounts receivable, net	41,271	(11,100)
Inventories	58,143	(19,463)
Accounts payable	(100,205)	29,685
Other changes in operating assets and liabilities	(9,744)	11,561
Net cash provided by operating activities	14,111	42,286

Investing Activities
Additions to property, plant and equipment, net	(901)	(129,555)
Proceeds from the sale of marketing alliance investment	2,000	—
Sale of short-term securities	—	179,899
Indemnification proceeds	—	3,039
Proceeds from the sale of property, plant and equipment	—	14
Net cash provided by investing activities	1,099	53,397

Financing Activities
Net repayments on pre-petition secured revolving credit facilities	(24,435)	—
Borrowing on debtor-in-possession facility	15,000	—
Debt issuance costs	(1,876)	—
Proceeds from the issuance of common stock	—	1,500
Net cash provided by (used for) financing activities	(11,311)	1,500
Net increase in cash and cash equivalents	3,899	97,183
Cash and cash equivalents at beginning of period	23,339	17,171
Cash and cash equivalents at end of period	$27,238	$114,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2009, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2008, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except for the application of American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements as a result of our bankruptcy filing (See Note 2).

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  We adopted FAS No. 165 in the second quarter of 2009.  The adoption of FAS No. 165 did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1 (“FSP No. 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim or annual reporting periods ending after June 15, 2009.  We adopted FAS No. 107-1 and APB 28-1 in the second quarter of 2009.  The adoption of FAS No. 107-1 and APB 28-1 did not have a material impact on our financial statements.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net loss.

(2)                                 Chapter 11 Bankruptcy Proceedings

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-11214 (KG) (collectively, the “Bankruptcy Cases”).  The Debtors specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc., a Delaware corporation; (iv) Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Filing constituted an event of default under both the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (see Note 7), and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.  As a result, the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 includes reclassifications of $315.6 million to reflect as “pre-petition liabilities subject to compromise” amounts owed to holders of our 10% senior unsecured notes due 2017 (“Notes”), including pre-petition accrued interest, that, absent the stay, would have become automatically and immediately due and payable.  The Company classifies “pre-petition liabilities subject to compromise” as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.  Amounts owed under the Debtors’ pre-petition secured revolving credit facility have not been included in “pre-petition liabilities subject to compromise” as the secured debt is adequately collateralized.

Chapter 11 Process

The Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

On April 7, 2009, certain of the Company’s bondholders (the “DIP Lenders”) entered into a term sheet (the “DIP Term Sheet”) for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 for a first priority debtor-in-possession financing (the “DIP Facility”) comprised of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility are being used to, among other things, (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5% per annum.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative claim on our assets.  On May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved the DIP Facility on a final basis.

At a hearing held on April 9, 2009, the Bankruptcy Court granted the Debtors’ “First Day Motions”.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.   The First Day Motions allowed, among other things, the payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received on or after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.  The First Day Motions also included the payment of pre-petition employee wages, salaries and benefits.  The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals.  From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

On or about April 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for Delaware (the “US Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Debtors’ right to review and contest such claim.  Parties whose contracts or leases are rejected may file claims against the Debtors for damages.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.  In this regard, the Debtors’ financial statements include amounts classified as “pre-petition liabilities subject to compromise” that the Debtors believe that the Bankruptcy Court will allow as claim amounts as a result of the Debtors’ rejection of various executory contracts and unexpired leases.  Additional amounts may be included in “pre-petition liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected.  Conversely, the Debtors would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Debtors are unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court has established September 8, 2009 at 4:00 p.m. eastern time as the deadline for the filing of proofs of claim, thereby requiring the Debtors’ creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by Aventine’s creditors.  Significant litigation may be required to resolve any such disputes or discrepancies.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for Aventine.  The Debtors, prior to expiration of the exclusive deadline to file a plan of reorganization, have filed a motion with the Bankruptcy Court requesting an extension of the exclusive filing and solicitation deadlines for 60 days and 61 days, respectively.  This request is subject to approval by the Bankruptcy Court at a hearing currently scheduled for August 20, 2009.

Chapter 11 of the Bankruptcy Code provides that unless the terms of section 1129(b) of the Bankruptcy Code are satisfied, for a bankruptcy court to confirm a chapter 11 plan as a consensual plan, the holders of impaired claims against a debtor in each class of impaired claims must accept such plan by the requisite majorities set forth in the Bankruptcy Code.  An impaired class of claims shall have accepted a chapter 11 plan if (a) the holders of at least two-thirds in amount of the claims in such class actually voting on a plan have voted to accept it, and (b) more than one-half in number of the holders in such class actually voting on the plan have voted to accept it.  Pursuant to the provisions of the Bankruptcy Code, only holders of allowed claims or equity interests in classes of claims or equity interests that are impaired and that are not deemed to have rejected a chapter 11 plan are entitled to vote to accept or reject such proposed plan.  Generally, a claim or interest is impaired under a plan if the holder’s legal, equitable or contractual rights are altered under such plan.  Classes of claims or equity interests under a chapter 11 plan in which the holders of claims or equity interests are unimpaired are deemed to have accepted such plan and are not entitled to vote to accept or reject the proposed plan.  In addition, classes of claims or equity interests in which the holders of claims or equity interests will not receive or retain any property on account of their claims or equity interests are deemed to have rejected the plan and are not entitled to vote to accept or reject the plan.  Under circumstances specified in the so-called “cramdown” provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes.  The precise requirements and evidentiary showing for confirming a Chapter 11 plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests, in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders of the Debtors are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and stockholders of the Debtors will not be determined until confirmation and consummation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s common stock or any of the Company’s liabilities.

Although the Debtors expect to file a Chapter 11 plan that provides for emergence from Chapter 11 some time in the future, there can be no assurance that a Chapter 11 plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated.  In order to successfully emerge from bankruptcy, the Debtors will need to, among other things, obtain alternative financing to replace the DIP Facility.

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.

Notice and Sell-Down Procedures for Trading Equity Securities

The Bankruptcy Court entered a final order (the “Final Trading Restriction Order”) on May 4, 2009 granting a motion of the Debtors to require beneficial owners of substantial amounts of the Company’s common stock to provide notice of their holdings and restrict, in specified circumstances and subject to specified terms and conditions, acquisitions or dispositions of the Company’s common stock by Substantial Equityholders (as defined below) (the “Common Stock Notice and Transfer Requirements”).

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

Going Concern Matters

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of its DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the ability of the Company to complete its unfinished ethanol plants; (vi) the cost and outcome of the reorganization process; (vii) the Company’s ability to obtain alternative financing; and (viii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at June 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  For information on the bankruptcy reorganization process, see Note 2 - Chapter 11 Bankruptcy Proceedings.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

(3)           Recent Accounting Pronouncements

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

(4)          Inventories

Inventories are as follows:

(In thousands)	June 30, 2009	December 31, 2008

Finished products	$18,864	$76,968
Work-in-process	2,243	2,568
Raw materials	3,559	3,600
Supplies	2,612	2,285
Totals	$27,278	$85,421

(5)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

(In thousands)	June 30, 2009	December 31, 2008

Prepaid motor fuel taxes	$343	$3,667
Prepaid insurance	2,243	1,435
Prepaid supplies and materials	1,356	—
Fair value of derivative instruments	—	1,521
Prepaid ethanol	—	512
Current portion of deferred income taxes	—	1,593
Prepaid benefits	—	364
Other prepaid expenses	2,667	1,106
Totals	$6,609	$10,198

(6)                                 Other Assets

Other assets are as follows:

(In thousands)	June 30, 2009	December 31, 2008

Prepaid utility costs associated with plant expansions	$9,000	$—
Deferred debt issuance costs	1,334	6,668
Utility deposits	616	—
Investment in marketing alliance partners, at cost	—	1,000
Totals	$10,950	$7,668

Deferred debt issuance costs are subject to amortization.  In connection with amending our secured revolving credit facility in March 2009, we paid debt issuance costs totaling $0.9 million, which will be amortized utilizing a method which approximates the effective interest method through February 28, 2010 which is the remaining life of the amended secured revolving credit facility.  In connection with our debtor-in-possession debt facility, we paid debt issuance costs totaling $1.0 million in April 2009, which will be amortized utilizing a method which approximates the effective interest method through March 2010 which is the estimated remaining life of the debtor-in-possession credit facility.

In conjunction with the construction of our new ethanol plant at Mt. Vernon, Indiana, the Company was required (beginning in 2007) to extend an existing natural gas pipeline to the new Mt. Vernon facility.  To secure repayment of the construction costs of pipeline, the Company, under its secured revolving credit facility, issued a letter of credit to the natural gas utility pipeline company in the amount of $9 million.  We will be able to offset future natural gas transportation charges of up to $9 million assuming the Mt. Vernon facility begins operations.  As a result of our suspending construction and our Bankruptcy Filing, the natural gas pipeline company drew the full amount of the letter of credit.  We have recorded a $9 million long-term asset to reflect this event and increased the amount owed under our secured revolving credit facility accordingly.  We expect that this asset will provide a benefit in terms of reduced cash outlays for natural gas transportation to us or a potential buyer once the Mt. Vernon facility has been completed and is operational.  Should the Mt. Vernon facility not be completed, we may be unable to recover any amounts and would be required to reduce the value of this asset to zero.

(7)           Debt

The following table summarizes the Company’s outstanding debt:

(In thousands)	June 30, 2009	December 31, 2008
Senior unsecured 10% notes due April 2017	$300,000	$300,000
Secured revolving credit facility	27,765	52,200
Debtor-in-possession debt facility	15,000	—
	342,765	352,200
Less: reclassification to pre-petition liabilities subject to compromise	(300,000)	—
Less: short-term borrowings	(42,765)	(352,200)
Total long-term debt	$—	$—

Secured Revolving Credit Facility

As of June 30, 2009, $9.6 million in letters of credit and $27.8 million in revolving loans were outstanding under our pre-petition amended secured revolving credit facility.  As a result of our Bankruptcy Filing, all the commitments under the Company’s pre-petition secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent and a lender, automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there is no longer any liquidity available to us under this facility.  Amounts owed under the Company’s pre-petition secured revolving credit facility have not been included in “pre-petition liabilities subject to compromise” as the secured debt is adequately collateralized.

Debtor-in-possession Debt Facility

As of June 30, 2009, the Company has drawn $15 million of its $30 million DIP Facility.  The DIP Facility provides for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility can be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5%.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative expense claim on our assets.  As of June 30, 2009, the Debtors are in compliance with the terms of its DIP Facility.

Senior Notes

At June 30, 2009, the Company had outstanding $300 million aggregate principal amount of Notes.  The Notes were issued pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee and were subsequently exchanged for registered notes with the same terms.  The Notes are general unsecured obligations of the Company and certain of its guarantor subsidiaries.  In April 2009, Deutsche Bank National Trust Company replaced Wells Fargo Bank as Successor Indenture Trustee.  As a result of the Bankruptcy Filing, the outstanding principal amount of, and accrued interest thereon, under the Company’s indenture governing the Notes became immediately due and payable, and the Notes have been reclassified to “pre-petition liabilities subject to compromise” (See Note 12).

(8)           Other Current Liabilities

Other current liabilities are as follows:

(In thousands)	June 30, 2009	December 31, 2008

Deferred revenue	$3,324	$8,425
Accrued property taxes	484	575
Accrued sales tax	8	339
Current portion of deferred income taxes	—	507
Reserve for uncertain tax positions (See Note 18)	2,753	—
Accrued interest on uncertain tax positions (see Note 18)	124	—
Other accrued operating expenses	61	54
Totals	$6,754	$9,900

(9)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	June 30, 2009	December 31, 2008

Unfunded postretirement benefit obligations	$1,927	1,834
Unfunded pension liability	1,552	1,491
Reserve for uncertain tax positions (See Note 18)	—	848
Accrued interest on uncertain tax positions (see Note 18)	—	26
Totals	$3,479	$4,199

(10)         Fair Value Measurements

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above SFAS 157 pricing levels as of June 30, 2009:

		Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at June 30, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$27,238	$27,238	—	—
Available for sale securities	$2,397	$2,397	—	—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at June 30, 2009.

The Company held no outstanding derivative positions as of June 30, 2009.  The Company recorded net gains of $1.2 million for the six month period ended June 30, 2009 and net losses of $14.1 million and $12.3 million, respectively, for the three and six month periods ended June 30, 2008, under “other non-operating income (loss)” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions it held during the respective three and six month periods.

The Company recorded gains of $1.3 million and $1.7 million, respectively, for the three and six month periods ended June 30, 2009 under “other accumulated comprehensive loss” in the unaudited Condensed Consolidated Balance Sheet for the changes in the fair value of its available for sale securities.  The total cumulative gains recorded on available for sale securities as of June 30, 2009 was $1.7 million.  The Company did not hold any available for sale securities in the second quarter of 2008.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in other ethanol producers, at cost	—	—	1,000	n/a
Commodity margin deposits	—	—	1,521	1,521
10% senior unsecured notes due 2017	(300,000)	(102,000)	(300,000)	(49,500)
Secured revolving credit facility	(27,765)	(27,765)	(52,200)	(52,200)
Debtor-in-possession debt facility	(15,000)	(15,000)	—	—

The Company’s investments at December 31, 2008 accounted for under the cost method consisted of minority positions in equity securities of other ethanol operating companies.  These equity investments were recorded at cost, and it was not practical to estimate a fair value for these non-publicly traded companies.  The Company had redeemed all of its cost investments during the first quarter of 2009.

(11)         Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items for the three and six months ended June 30, 2009 consist of the following:

	Three months ended	Six months ended
	June 30,
(in thousands)	2009	2009

Provision for rejected executory contracts and leases	$39,684	$39,684
Professional fees directly related to reorganization (a)	3,118	3,118
Other (b)	(53)	(53)
Total reorganization items	$42,749	$42,749

(a)           Professional fees directly related to the reorganization include post—petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)           Other includes gains on the settlement of pre—petition critical vendor claims for less than amounts owed.

(12)         Pre-petition Liabilities Subject To Compromise

Pre-petition liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in April 2009, the Court granted final approval of many of the Debtors’ First Day Motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as pre-petition liabilities subject to compromise.

In accordance with SOP 90-7, debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount).  Through June 30, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ Notes as “pre-petition liabilities subject to compromise” on the Condensed Consolidated Balance Sheet.  The Company has not adjusted debt issuance costs, totaling $5.8 million at June 30, 2009, related to the Debtors’ Notes, but has classified these costs as “pre-petition liabilities subject to compromise”.  The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional agreements in the future.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as “pre-petition liabilities subject to compromise”.  Holders of pre-petition claims (excluding governmental claims) are required to file proofs of claims by the “general bar date”, which is September 8, 2009.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases.  Creditors have been notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Pre-petition liabilities subject to compromise consist of the following:

(In thousands)	June 30, 2009

10% senior unsecured notes due 2017	$300,000
Provision for rejected executory contracts and leases	39,684
Pre-petition accounts payable	40,793
Accrued interest on Notes	15,583
Unamortized issuance costs of 10% senior unsecured notes	(5,804)
Total pre-petition liabilities subject to compromise	$390,256

Pre-petition liabilities subject to compromise include trade accounts payable related to pre-petition purchases.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.  Accrued interest represents amounts due on the Notes as of the Petition Date.  No interest has been accrued on the Notes subsequent to the Petition Date because such amounts are not expected to become part of an allowed claim.

(13)         Stock-Based Compensation Plans

The Company values its share-based payment awards using a form of the Black-Scholes option-pricing model (the “option pricing model”).  The determination of fair value of share-based payment awards on the date of grant using the option pricing model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have a very short-term history of stock price volatility as a public company, we calculate volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are currently estimated using an approximate 11% forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Pre-tax stock-based compensation expense for the three month periods ended June 30, 2009 and 2008 was approximately $0.3 million and $2.0 million, respectively.  For the three month period ended June 30, 2009, $0.2 million was charged to selling, general and administrative (“SG&A”) expense and $0.1 million was charged to cost of goods sold.  For the three month period ended June 30, 2008, $1.9 million was charged to SG&A expense and $0.1 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by less than $0.01 per basic and fully diluted share for the three month period ended June 30, 2009 and reduced earnings per share by $0.03 per basic and fully diluted share for the three month periods ended June 30, 2008.  Pre-tax stock-based compensation expense for the six month periods ended June 30, 2009 and 2008 was approximately $1.6 million and $3.9 million, respectively.  For the six month period ended June 30, 2009, $1.4 million was charged to SG&A expense and $0.2 million was charged to cost of goods sold.  For the six month period ended June 30, 2008, $3.7 million was charged to SG&A expense and $0.2 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by $0.02 per basic and fully diluted share for the six month period ended June 30, 2009 and by $0.06 per basic and fully diluted share for the six month period ended June 30, 2008.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.1 million and $0.7 million for the three month periods ended June 30, 2009 and 2008, respectively, all of which was offset by establishing valuation allowances equaling the amount of the tax benefit recognized.  For the six month period ended June 30, 2009 and 2008, the Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.5 million and $1.5 million, respectively.  The Company recorded pre-tax stock-based compensation expense for the three and six month periods ended June 30, 2009 and 2008 as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Stock-based compensation expense:
Non-qualified stock options	$0.2	$1.7	$1.4	$3.3
Restricted stock	0.1	0.1	0.2	0.2
Restricted stock units	—	—	—	0.1
Long-term incentive stock plan	—	0.2	—	0.3
Totals	$0.3	$2.0	$1.6	$3.9

As of June 30, 2009 and 2008, the Company had not yet recognized compensation expense on the following non-vested awards:

	2009		2008
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$6.5	1.5	$16.6	2.8
Restricted stock	.5	0.3	0.9	3.6
Restricted stock units	.1	0.1	0.1	0.7
Long-term incentive stock plan	—	—	1.6	1.8
Total	$7.1	1.4	$19.2	2.8

The Company did not grant any stock options during the quarters ended June 30, 2009 and 2008.

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2009:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding – January 1, 2009	3,894	$7.62	6.7	$422
Granted	50	0.18	10.0	—
Exercised	—	—	—	—
Cancelled or expired	(620)	10.24	—	—
Options outstanding – June 30, 2009	3,323	$7.01	5.8	$—
Options exercisable – June 30, 2009	2,197	$5.52	5.1	$—

The range of exercise prices of the exercisable options and outstanding options at June 30, 2009 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options (in thousands)	Number of Outstanding Options (in thousands)	Weighted Average Remaining Life (years)
$0.18 - $0.23	1,006	1,056	3.7
$2.36 - $4.80	689	1,085	6.1
$7.05	76	376	8.6
$15.26 - $17.29	116	309	7.7
$22.15 - $22.50	286	458	6.1
$43.00	24	40	7.0
Totals	2,197	3,323	5.8

Restricted stock award activity for the six months ended June 30, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested restricted stock awards — January 1, 2009	59	$15.97
Granted	—	—
Vested	(17)	17.41
Cancelled or expired	(3)	17.29
Unvested restricted stock awards — June 30, 2009	39	$15.26

Restricted stock unit award activity for the six months ended June 30, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested Restricted stock unit awards – January 1, 2009	49	$7.50
Granted	—	—
Vested	(11)	13.71
Cancelled or expired	—	—
Unvested restricted stock unit awards – June 30, 2009	38	$5.76

(14)         Interest Expense

The following table summarizes interest expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Interest expense	$1,798	$7,500	$9,597	$15,008
Amortization of deferred debt issuance costs	483	259	1,405	501
Capitalized interest	—	(6,634)	—	(11,993)
Interest expense, net	$2,281	$1,125	$11,002	$3,516

Interest expense in 2009 includes interest on our secured revolving credit facility for both pre-petition and post-petition periods, interest incurred on our DIP Facility, and interest on our Notes up to the date of our Bankruptcy Filing.  Because we do not believe that interest on our Notes will be allowed as a claim past the Petition Date, we discontinued recognizing interest expense on our Notes as of that date.   Contractual interest amounts disclosed in our Condensed Consolidated Statement of Operations reflects the cost of borrowings without regard to what the Bankruptcy Court may allow as a claim.

(15)       Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended June 30, 2009 and 2008 of $0.2 million and $0.3 million, respectively, and expense of $0.5 million and $0.6 million, respectively, for the six month periods ended June 30, 2009 and 2008.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Service cost	$98	$67	$170	$154
Interest cost	130	124	254	248
Expected return on plan assets	(102)	(179)	(281)	(359)
Amortization of prior service costs	10	11	21	22
Amortization of net actuarial loss	89	(7)	89	—
Net periodic pension cost	$225	$16	$253	$65

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Service cost	$19	$38	$38	$76
Interest cost	29	34	55	68
Amortization of net actuarial gain	(9)	—	(18)	—
Net periodic postretirement cost	$39	$72	$75	$144

(16)         Noncontrolling Interest

We adopted the provisions of SFAS 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 on January 1, 2009.  Prior to October 2008, we owned 78.42% of Nebraska Energy, LLC (“NELLC”), a 50 million gallon dry mill ethanol plant.  In October 2008, we purchased the remaining 21.58% of NELLC we did not previously own.  As a result of purchasing the remaining interest in NELLC, we did not have any noncontrolling interest on our consolidated balance sheets as of June 30, 2009 and December 31, 2008.  In accordance with SFAS 160, we classified noncontrolling interests separately on our condensed consolidated statements of operations for the quarter and six months ended June 30, 2008.  Prior year amounts were previously included in our consolidated balance sheets as a separate line item called “minority interest” under long-term liabilities and in our consolidated statement of operations as a separate line item called “Minority interest” under other income (expense).

Net loss attributable to Aventine during the quarter and six months ended June 30, 2008 was as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2008	June 30, 2008

Net loss	$(2,232)	$(13,218)
Net loss attributable to noncontrolling interest	(314)	(505)
Net loss attributable to Aventine	$(1,918)	$(12,713)

(17)         Derivative Instruments and Hedging

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

We are exposed to certain risks related to our ongoing business operations.  The primary risks related to our business are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.  We have historically used forward or derivative instruments to manage these risks.  We are not currently using forward or derivative instruments, and are primarily in the spot markets for commodity pricing.

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

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At June 30, 2009, we had commitments to purchase 1.5 million bushels of corn through December 2009 at an average fixed price of $3.95 per bushel.  We have elected to account for these transactions as normal purchases under SFAS 133, and accordingly, have not marked these transactions to market.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

In order to reduce our market exposure to price decreases in corn, we have in the past, at the time we enter into a firm-price purchase commitment, often entered into commodity forward contracts to sell a like amount of corn at the then-current price for delivery to the counterparty at a later date.  Such forward contracts were not designated as hedges and, therefore, were marked to market each period.

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

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index to gasoline price plus or minus a fixed amount.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  These forward contracts are not designated as hedges and, therefore, are marked to market each period.

We did not have any derivative instruments outstanding at June 30, 2009.  Derivatives not designated as hedging instruments under SFAS 133 at December 31, 2008 were as follows:

		Fair Value (in thousands)
Type	Balance Sheet Classification	June 30, 2009	December 31, 2008

Short corn positions	Other current assets	$—	$5,988

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under SFAS 133 at June 30, 2009 and 2008 are as follows:

		Fair Value (in thousands)
		Three months ended		Six months ended
		June 30,
Position Type	Statement of Operations Classification	2009	2008	2009	2008

Short corn	Other non-operating income/(expense)	$—	$(7,250)	$1,188	$(11,210)
Long corn	Other non-operating income/(expense)	30	4,607	30	10,419
Short gasoline	Other non-operating income/(expense)	—	$(11,478)	—	(11,462)
Totals		$30	$(14,121)	$1,218	$(12,253)

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(18)         Income Taxes

The Company recorded an income tax benefit of $2.9 million in the second quarter of 2009, which consists of a $3.0 million tax benefit and $0.1 million of FIN 48 interest expense.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances totaling $12.3 million as we expect to be unable to recognize net operating loss carryforward amounts.

As of June 30, 2009, we had $2.8 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would not impact the Company’s effective tax rate.  During the three and six month periods ended June 30, 2009, our liability for unrecognized tax benefits increased by $0.4 million and $1.9 million, respectively, as a result of the examination of our federal income tax returns for the tax years 2006 and 2007.  At June 30, 2009 our liability for unrecognized tax benefits is included in other current liabilities on the condensed consolidated balance sheet.

We include interest expense or income, as well as potential penalties on unrecognized tax benefits, as a component of income tax expense in the condensed consolidated statement of operations.  The total amount of accrued interest related to uncertain tax positions at June 30, 2009 was $0.1 million, net of the deferred tax benefit, and is included in other current liabilities.  We did not increase our accrual for interest related to uncertain tax positions for the three month period ended June 30, 2009.  We increased our accrual for interest related to uncertain tax positions for the six month period ended June 30, 2009 by $0.1 million, net of the deferred tax benefit.  The total amount of unrecognized tax benefit decreased by $2.8 million in July 2009 as the Internal Revenue Service withheld these amounts from our 2006 and 2007 income tax refund which was received in July 2009.

Our federal income tax return for 2008 is available for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitations open from 2005 to 2008.

(19)       Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted loss per share is calculated using the treasury stock method in accordance with SFAS 128, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net loss attributable to controlling interest	$(48,935)	$(1,918)	$(73,502)	$(12,713)

Weighted average shares and share equivalents outstanding:
Basic shares	42,966	41,971	42,968	41,905
Dilutive non-qualified stock options and RSU’s	—	—	—	—
Diluted weighted average shares and share equivalents	42,966	41,971	42,968	41,905

Loss per common share - basic:	$(1.14)	$(0.05)	$(1.71)	$(0.30)
Loss per common share - diluted:	$(1.14)	$(0.05)	$(1.71)	$(0.30)

We had potentially dilutive securities outstanding representing options on 3.3 million and 4.1 million common shares at June 30, 2009 and 2008, respectively, that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with SFAS 128.

(20)         Comprehensive Loss

The following table summarizes comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Net loss attributable to controlling interest	$(48,935)	$(1,918)	$(73,502)	$(12,713)
Unrealized gain on available for sale securities	1,273	—	1,724	—
Unrecogized pension and postretirement liabilities, net of tax	56	(9)	56	18
Comprehensive loss	$(47,606)	$(1,927)	$(71,722)	$(12,695)

(21)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(22)         Litigation

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Bankruptcy Cases are being jointly administered under Case Number 09-11214 (KG).  Aventine intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the commencement of the Bankruptcy Cases, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in Note 2.

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

(23)                         Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements which is August 10, 2009, and no events have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Item “1A - Risk Factors” in our Annual Report on Form 10-K or Form 10-K/A for the fiscal year ended December 31, 2008 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Aventine is a producer of ethanol.  Through our production facilities, we market and distribute ethanol to many of the leading energy companies in the U.S.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles (“DDGS”), wet distillers grain with solubles (“WDGS”), carbon dioxide and brewers’ yeast.

Chapter 11 Bankruptcy Proceedings

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-11214 (KG) (collectively, the “Bankruptcy Cases”).  The Debtors specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc., a Delaware corporation; (iv) Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the

Petition Date.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Filing constituted an event of default under both the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (see Note 7), and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.  As a result, the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 includes reclassifications of $315.6 million to reflect as “pre-petition liabilities subject to compromise” amounts owed to holders of our 10% senior unsecured notes due 2017 (“Notes”), including pre-petition accrued interest, that, absent the stay, would have become automatically and immediately due and payable.  The Company classifies “pre-petition liabilities subject to compromise” as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.  Amounts owed under the Company’s pre-petition secured revolving credit facility have not been included in “pre-petition liabilities subject to compromise” as the secured debt is adequately collateralized.

Chapter 11 Process

The Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, as debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

On April 7, 2009, certain of the Company’s bondholders (the “DIP Lenders”) entered into a term sheet (the “DIP Term Sheet”) for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 for a first priority debtor-in-possession financing (the “DIP Facility”) comprised of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility are being used to, among other things, (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5% per annum.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative claim on our assets.  On May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved the DIP Facility on a final basis.

At a hearing held on April 9, 2009, the Bankruptcy Court granted the Debtors’ “First Day Motions”.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.   The First Day Motions allowed, among other things, the payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received on or after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.  The First Day Motions also included the payment of pre-petition employee wages, salaries and benefits.  The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other ordinary course professionals.  From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

On or about April 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for Delaware (the “US Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization.  Disagreements between the Debtors and the Creditors’ Committee could protract the Bankruptcy Cases, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Debtors’ right to review and contest such claim.  Parties whose contracts or leases are rejected may file claims against the Debtors for damages.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.  In this regard, the Debtors’ financial statements include amounts classified as “pre-petition liabilities subject to compromise” that the Debtors believe that the Bankruptcy Court will allow as claim amounts as a result of the Debtors’ rejection of various executory contracts and unexpired leases.  Additional amounts may be included in “pre-petition liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected.  Conversely, the Debtors would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Debtors are unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court has established September 8, 2009 at 4:00 p.m. eastern time as the deadline for the filing of proofs of claim and thereby requiring the Debtors’ creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by Aventine’s creditors.  Significant litigation may be required to resolve any such disputes or discrepancies.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for

Aventine.  The Debtors, prior to expiration of the exclusive deadline to file a plan of reorganization, have filed a motion with the Bankruptcy Court requesting an extension of the exclusive filing and solicitation deadlines for 60 days and 61 days, respectively.  This request is subject to approval by the Bankruptcy Court at a hearing currently scheduled for August 20, 2009.

Chapter 11 of the Bankruptcy Code provides that unless the terms of section 1129(b) of the Bankruptcy Code are satisfied, for a bankruptcy court to confirm a chapter 11 plan as a consensual plan, the holders of impaired claims against a debtor in each class of impaired claims must accept such plan by the requisite majorities set forth in the Bankruptcy Code.  An impaired class of claims shall have accepted a chapter 11 plan if (a) the holders of at least two-thirds in amount of the claims in such class actually voting on a plan have voted to accept it, and (b) more than one-half in number of the holders in such class actually voting on the Plan have voted to accept it.  Pursuant to the provisions of the Bankruptcy Code, only holders of allowed claims or equity interests in classes of claims or equity interests that are impaired and that are not deemed to have rejected a chapter 11 plan are entitled to vote to accept or reject such proposed plan.  Generally, a claim or interest is impaired under a plan if the holder’s legal, equitable or contractual rights are altered under such plan.  Classes of claims or equity interests under a chapter 11 plan in which the holders of claims or equity interests are unimpaired are deemed to have accepted such plan and are not entitled to vote to accept or reject the proposed plan.  In addition, classes of claims or equity interests in which the holders of claims or equity interests will not receive or retain any property on account of their claims or equity interests are deemed to have rejected the plan and are not entitled to vote to accept or reject the plan.  Under circumstances specified in the so-called “cramdown” provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes.  The precise requirements and evidentiary showing for confirming a Chapter 11 plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests, in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders of the Debtors are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and stockholders of the Debtors will not be determined until confirmation and consummation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s common stock or any of the Company’s liabilities.

Although the Debtors expect to file a Chapter 11 plan that provides for emergence from Chapter 11 some time in the future, there can be no assurance that a Chapter 11 plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated.  In order to successfully emerge from bankruptcy, the Debtors will need to, among other things, obtain alternative financing to replace the DIP Facility.

The Debtors have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.

Notice and Sell-Down Procedures for Trading Equity Securities

The Bankruptcy Court entered a final order (the “Final Trading Restriction Order”) on May 4, 2009 granting a motion of the Debtors to require beneficial owners of substantial amounts of the Company’s common stock to provide notice of their holdings and restrict, in specified circumstances and subject to specified terms and conditions, acquisitions or dispositions of the Company’s common stock by Substantial Equityholders (as defined below) (the “Common Stock Notice and Transfer Requirements”).

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

Going Concern Matters

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of its DIP financing; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the ability of the Company to complete its unfinished ethanol plants; (vi) the cost and outcome of the reorganization process; (vii) the Company’s ability to obtain alternative financing; and (viii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at June 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  For information on the bankruptcy reorganization process, see Note 2 - Chapter 11 Bankruptcy Proceedings.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements.  Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Executive Summary of Financial Results

The net loss attributable to controlling interest for the second quarter of 2009 was $48.9 million, or $1.14 per diluted share, as compared to a net loss of $1.9 million, or $0.05 per diluted share, in the second quarter of 2008.  The net loss in the second quarter of 2009 was primarily the result of expenses related to the bankruptcy process, significantly lower commodity spreads and a $1.2 million increase in bad debt reserves, offset somewhat by lower conversion costs, lower freight costs and lower SG&A costs.  2008 second quarter results were significantly impacted by losses on the sale of auction rate securities and from losses incurred on hedging transactions.  Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, declined from $1.29 per gallon in the second quarter of 2008 to $0.72 per gallon in the second quarter of 2009.  The average sales price per gallon of ethanol decreased in the second quarter of 2009 to $1.70 per gallon from the $2.50 average received in the second quarter of 2008.  Corn costs during the second quarter of 2009 averaged $4.10 per bushel, as compared to $5.38 per bushel in the second quarter of 2008.  Conversion cost in the second quarter of 2009 was $0.42 per gallon as compared to $0.73 per gallon in the second quarter of 2008.

Gallons of ethanol sold in the second quarter of 2009 decreased to 52.8 million gallons, as compared to 220.3 million gallons in the second quarter of 2008.  The decrease resulted from the termination of our marketing alliance program in early 2009 and significantly scaling back our purchase resale operations.  Gallons produced during the second quarter of 2009 increased to 52.7 million gallons from 45.6 million gallons in the second quarter of 2008.

Second quarter 2009 results include $42.7 million in reorganization costs related to the bankruptcy process.

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Total gallons of ethanol sold in the second quarter of 2009 decreased to 52.8 million gallons, versus 220.3 million gallons sold in the second quarter of 2008.  Gallons of ethanol were sourced as follows:

For the Three Months Ended June 30,

(In thousands of gallons, except for percentages)	2009	2008	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	52,658	45,590	7,068	15.5%
Marketing alliance purchases	—	120,225	(120,225)	(100)%
Purchase/resale	247	49,144	(48,897)	(99.5)%
Decrease (increase) in inventory	(104)	5,305	(5,409)	N.M. *
Total	52,801	220,264	(167,463)	(76.0)%

*  Not meaningful

Net sales in the second quarter of 2009 decreased 80.4% from the second quarter of 2008.  Net sales were $118.1 million in the second quarter of 2009 versus $601.6 million in the second quarter of 2008.  Overall, the decrease in net sales was the result of less supply available as we terminated our marketing alliance and significantly reduced purchase/resale supply operations along with lower ethanol pricing.  Ethanol prices averaged $1.70 per gallon in the second quarter of 2009 versus $2.50 in the second quarter of 2008.

Co-product revenues for the second quarter of 2009 totaled $26.6 million, a decrease of $10.4 million or 28.1%, from the second quarter 2008 total of $37.0 million.  Co-product revenues decreased during the second quarter of 2009 as a result of significantly lower co-product pricing for corn germ and DDGS, partially offset by slightly higher DDGS volumes and higher yeast pricing.  In the second quarter of 2009, we sold 290.9 thousand tons, versus 272.8 thousand tons in the second quarter of 2008.  Co-product revenues, as a percentage of corn costs, fell to 34.1% during the second quarter of 2009, versus 40.2% in the second quarter of 2008.  In 2008, we were selling co-products into the spot market during a period of time in which our corn costs were lower than the CBOT average.  In 2009, co-products and corn costs were at market prices.

Cost of goods sold for the quarter ended June 30, 2009 was $118.0 million, compared to $568.7 million for the quarter ended June 30, 2008, a decrease of $450.7 million or 79.3%.  As a percentage of net sales, cost of goods sold increased to 100.0% of sales from 94.5% of sales in the second quarter of 2008.  Cost of goods sold consists of the cost to produce ethanol, freight and logistics costs to ship ethanol and co-products, the cost of ethanol sold out of inventory, the cost of motor fuel taxes which have been billed to customers and, in the second quarter of 2008, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol shipped as a result of the termination of our marketing alliance and significantly reduced purchase/resale program, lower corn costs and lower conversion costs.  In the second quarter of 2008, purchased ethanol costs were $393.6 million.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the second quarter of 2009 totaled $77.9 million or $4.10 per bushel, versus $92.1 million, or $5.38 per bushel in the second quarter of 2008.  Our average corn costs in the second quarter of 2009 were slightly higher than the $4.06 average CBOT price during the same period.  The decrease in corn costs is principally due to lower corn prices.

Conversion costs for the second quarter of 2009 decreased to $21.9 million from $33.1 million for the second quarter of 2008.  The total dollars spent on conversion costs decreased year over year principally as a result of significantly lower costs for utilities, chemicals and other supplies which have decreased as a result of significantly lower petroleum prices.  The conversion cost per gallon decreased year over year to $0.42 per gallon in the second quarter of 2009 versus $0.73 per gallon in the second quarter of 2008.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Freight/logistics costs were down 20% on a per gallon basis in the second quarter of 2009 from the second quarter of 2008.  Freight/logistics costs in the second quarter of 2009 were $0.16 per gallon as compared to $0.20 per gallon in the second quarter of 2008.  Freight/logistics dollars spent decreased in the second quarter of 2009 to $8.5 million from $44.3 million in the second quarter of 2008 as a result of lower volumes shipped and the elimination of the majority of our fixed terminal network structure.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

Depreciation in the second quarter of 2009 totaled $3.5 million, versus $3.3 million in the second quarter of 2008.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $6.2 million in the second quarter of 2009, versus $2.3 million in the second quarter of 2008.  The cost of motor fuel taxes are recovered through billings to customers.

Selling, general & administrative expenses (“SG&A”) were $7.0 million in the second quarter of 2009 as compared to $10.1 million in the second quarter of 2008.  The lower expense in the second quarter of 2009 primarily relates to significantly lower salaries and wages as a result of a reduction in staff, including stock-based compensation expense, significantly lower expenditures on non-reorganization professional fees, all partially offset by a $1.2 million addition to bad debt reserves.

Interest expense in the second quarter of 2009 was $2.3 million, as compared to $1.1 million in the second quarter of 2008.  The accrual of interest expense on our Notes was discontinued after April 7, 2009, the date of our Bankruptcy Filing in accordance with SOP 90-7.  Interest expense in the second quarter of 2009 is comprised of $0.6 million related to our Notes (compared to contractual interest of $7.5 million), $0.7 million related to our pre-petition secured revolving credit facility, $0.5 million related to our DIP Facility and $0.5 million of amortization of deferred debt issuance fees.  Interest expense in the second quarter of 2008 included $7.5 million in interest on our $300 million aggregate principal amount of our Notes and $0.3 million of amortization of deferred financing fees, reduced by capitalized interest of $6.6 million.

Realized gains in other non-operating income was $30 thousand in the second quarter of 2009 and realized and unrealized net losses on corn and gasoline derivative contracts was $14.1 million in the second quarter of 2008.  We did not have any open derivative positions at the end of the second quarter of 2009.  We do not mark to market forward physical contracts to purchase corn.

We recorded expense of $42.7 million in the second quarter of 2009 relating to our Bankruptcy Cases.  This expense primarily consists of $3.1 million in professional fees incurred and $39.7 million recorded provisions for rejected executory contracts and leases.

The income tax benefit accrued in the second quarter of 2009 totaled $2.9 million versus an income tax expense in the second quarter of 2008 of $3.4 million.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances as we expect to be unable to recognize net operating loss carryforward amounts.  During the second quarter of 2009, the Company increased the recorded valuation allowance by $12.3 million, to $36.7 million at June 30, 2009 on its deferred tax assets to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Total gallons of ethanol sold in the first half of 2009 decreased to 173.6 million gallons, versus 431.5 million gallons sold in the first half of 2008.  Gallons of ethanol were sourced as follows:

For the Six Months Ended June 30,

(In thousands of gallons, except for percentages)	2009	2008	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	99,152	93,325	5,827	6.2%
Marketing alliance purchases	12,898	250,114	(237,216)	(94.8)%
Purchase/resale	29,780	88,108	(58,328)	(66.2)%
Decrease (increase) in inventory	31,793	(41)	31,834	N.M. *
Total	173,623	431,506	(257,883)	(59.8)%

*  Not meaningful

Net sales in the first half of 2009 decreased 68.1% from the first half of 2008.  Net sales were $354.7 million in the first six months of 2009 versus $1.1 billion in the first six months of 2008.  Overall, the decrease in net sales was the result of less supply available as we terminated our marketing alliance and significantly reduced purchase/resale supply operations and from a decrease in the average sales price of ethanol sold.  Ethanol prices averaged $1.69 per gallon in the first half of 2009 versus $2.36 in the first half of 2008.

Co-product revenues for the first half of 2009 totaled $49.0 million, a decrease of $21.3 million or 30.3%, from the first half 2008 total of $70.3 million.  Co-product revenues decreased during the first half of 2009 principally as a result of significantly lower co-product pricing.  In the first half of 2009, we sold 555.1 thousand tons, versus 545.2 thousand tons in the first half of 2008.  Co-product revenues, as a percentage of corn costs, fell to 31.9% during the first half of 2009, versus 40.7% in the first half of 2008.  In 2008, we were selling co-products into the spot market during a period of time in which our corn costs were lower than the CBOT average.  In 2009, both co-products and corn costs were at market prices.

Cost of goods sold for the first six months ended June 30, 2009 was $376.0 million, compared to $1.1 billion for the six months ended June 30, 2008, a decrease of $678.6 million or 64.3%.  As a percentage of net sales, cost of goods sold increased to 106.0% of sales from 94.9% of sales in the first half of 2008.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of freight and logistics to ship ethanol and co-products, the cost of ethanol sold from inventory, the cost of motor fuel taxes which have been billed to customers and, prior to the second quarter of 2009, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the termination of our marketing alliance and significantly reduced purchase/resale program, lower corn costs and lower conversion costs.

Purchased ethanol in the first half of 2009 totaled $78.3 million, versus $735.5 million in the first half of 2008.  The decrease in purchased ethanol resulted from the termination of our marketing alliance and scaled back our purchase/resale programs along with a decrease in the cost per gallon of ethanol purchased.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first six months of 2009 totaled $153.8 million or $4.17 per bushel, versus $172.9 million, or $4.93 per bushel in the first six months of 2008.  Our average corn costs in the first half of 2009 were higher than the CBOT average price of $3.92 during the same period.  The decrease in corn costs is principally due to lower corn prices.

Conversion costs for the first half of 2009 decreased to $49.0 million from $62.9 million for the first half of 2008.  The total dollars spent on conversion costs decreased year over year principally as a result of significantly lower costs for utilities, chemicals and other supplies which have decreased as a result of significantly lower petroleum prices.  The conversion cost per gallon decreased year over year to $0.50 per gallon in the first half of 2009 versus $0.67 per gallon in the first half of 2008.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Freight/logistics costs were down slightly on a per gallon basis in the first half of 2009 from the first half of 2008.  Freight/logistics costs in the first half of 2009 were $0.19 per gallon as compared to $0.20 per gallon in the first half of 2008.  Freight/logistics dollars spent decreased in the first six months of 2009 to $33.3 million from $86.5 million in the first six months of 2008 as a result of lower volumes shipped and the termination of fixed price terminal obligations.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

Depreciation in the first half of 2009 totaled $6.9 million, versus $6.6 million in the first half of 2008.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $55.5 million in the first six months of 2009, versus a reduction to cost of good sold of $9.8 million in the first six months of 2008.  The cost of motor fuel taxes are recovered through billings to customers.

Selling, general & administrative expenses (“SG&A”) were $16.7 million in the first six months of 2009 as compared to $19.0 million in the first six months of 2008.  The lower expense in the first half of 2009 primarily relates to significant reductions in wages and benefits as a result of a reduction in staff at the end of the first quarter of 2009, including significantly reduced stock-based compensation expense, partially offset by an increase in professional fees (excluding reorganization costs) and a $1.2 million increase in bad debt expense.

During the first six months of 2009, we recognized income from the termination of marketing agreements with alliance partners totaling $10.2 million.  During the first six months of 2008, the Company incurred losses totaling $31.6 million related to the valuation and ultimate sale of its portfolio of auction rate security portfolio.

Interest income in the first half of 2009 was $11 thousand, versus interest income of $2.7 million in the first half of 2008.  The significant decrease in interest income is due to a decrease in excess cash and cash equivalents.

Interest expense in the first half of 2009 was $11.0 million, as compared to $3.5 million in the first half of 2008.  Interest expense in the first half of 2009 was higher than in the same period in 2008 due to suspension of interest expense capitalization in conjunction with the halting of our expansion projects, offset by the cessation of accruing interest on our Notes as of the Petition Date.  Interest expense in the first half of 2009 included $8.1 million of interest expense related to our Notes (compared to contractual interest of $15 million), pre-petition secured revolving credit facility interest expense of $1.0 million, interest expense on our DIP Facility of $0.5 million, and $1.4 million for amortization of deferred financing fees.  Interest expense in the first half of 2008 included $15.0 million in interest on our Notes and $0.5 million of amortization of deferred financing fees, reduced by capitalized interest of $12.0 million.

Other non-operating income for the first half of 2009 includes $1.2 million of realized net gains on corn derivative contracts versus net realized and unrealized losses in the first half of 2008 of $12.3 million.  We did not have any open derivative positions at the end of June 2009.  We do not mark to market forward physical contracts to purchase corn.

The income tax benefit recorded in the first half of 2009 totaled $6.7 million.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances as we expect to be unable to recognize net operating loss carryforward amounts.  For the first six months of 2009, the Company increased its valuation allowance by $19.4 million, to $36.7 million at June 30, 2009 on its deferred tax assets to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

Trends and Factors that May Affect Future Operating Results

Forward Commodity Transactions

We are exposed to certain risks related to our ongoing business operations.  The primary risks related to our business are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.  We have historically used forward or derivative instruments to manage these risks.  We are not currently using forward or derivative instruments, and are primarily in the spot markets for commodity pricing.

Ethanol Pricing

Ethanol prices continued to be at or near the spot cost to produce ethanol during the second quarter of 2009, making the cash spot margins near break-even.  As the supply of ethanol from plants which are currently under construction begins to make its way into the marketplace or plants that are currently shut-in begin to produce ethanol again, ethanol pricing may remain soft, and gross margins may remain near break-even.

As of June 30, 2009, we had contracts for delivery of ethanol totaling 27.4 million gallons through September 2009.  All of these commitments were at spot prices (using various Platt, OPIS and AXXIS indices).  We did not have any commitments to sell ethanol past the third quarter of 2009.

Corn

Corn prices rose significantly from 2006 to 2008 and reached record levels during 2008.  Since 2008, corn prices have declined with the economic conditions in general, along with most other commodities.  We believe that this is due in part to lower than expected consumption, including for ethanol and livestock feeding amid concerns of global recession.  However, we continue to believe that corn prices are likely to remain above historical levels for the foreseeable future.

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

At June 30, 2009, we had fixed the price of 1.5 million bushels of corn through December 2009 at an average of $3.95 per bushel.

Marketing Alliance

For the past few years, our marketing business has been an important component of our business.  Using the gallons we sourced from third parties, we were able to distribute significantly more ethanol than we could have produced from our own equity production, thereby giving us a greater marketing presence without having to make capital investments.  However, with severely declining margins and general liquidity stress due to frozen credit markets, this marketing model no longer worked for our alliance partners or Aventine.  Beginning in the fourth quarter of 2008, we negotiated termination agreements with our marketing alliance partners and began to rationalize our distribution network to primarily focus on sales of our equity production.  We completed the termination of our marketing alliance during the first quarter of 2009.  Accordingly, ethanol sourced from marketing alliance partners has declined sharply in 2009.

Supply and Demand

According to the Renewable Fuels Association, the annual ethanol production capacity in the U.S. of plants currently in operation, those currently not producing, and those under construction is almost 14.5 billion gallons annually.  Presently this volume qualifies as renewable biofuels but not as advanced biofuels.  In 2014 the mandate for renewable biofuels is 14.4 billion gallons and for advanced biofuels is another 3.75 billion gallons (including 1.75 billion gallons of cellulosic biofuels) for a total Renewable Fuels Standard of 18.15 billion gallons. Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil, which currently qualifies as advanced biofuels.  While we cannot be certain as to industry operating rates or completion of plants under construction, this domestic production capacity, along with imports, may cause supply to exceed mandated demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol gross margins to decrease, perhaps substantially.

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

In order to successfully exit Chapter 11 bankruptcy, Aventine will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve Aventine’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  Although Aventine expects to file a reorganization plan that provides for emergence from Chapter 11 bankruptcy some time in the future, there can be no assurance that a reorganization plan will be proposed by Aventine or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	June 30, 2009 (Unaudited)	December 31, 2008

Cash and cash equivalents	$27,238	$23,339
Working capital	27,052	(294,039)
Total debt not subject to compromise	42,765	352,200
Current ratio	1.42	0.39

As a result of our Bankruptcy Filing and the circumstances leading to our Bankruptcy Filing as described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing.  The Bankruptcy Filing constituted an event of default under our pre-petition secured revolving credit facility and the indenture governing our Notes, and the debt obligations under those agreements became automatically and immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under our DIP Facility.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Filing and expect that we will continue to incur significant professional fees and costs.  We cannot assure you that the amounts of cash available from operations, together with our DIP Facility, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

Funds available under our DIP Facility, together with cash generated from operations, are expected to be sufficient to fund operations of our business through the end of 2009.  However, funds available under our DIP Facility cannot be used for capital expenditures beyond those permitted in our DIP Facility budget, absent consent from the post-petition lenders and modification of the DIP Facility budget.  Consequently, we do not currently expect to continue construction of our Aurora, Nebraska or Mt. Vernon, Indiana expansion projects in the near-term.

Sources of Liquidity

Our current principal sources of liquidity are cash, cash equivalents, cash provided by our DIP Facility, and cash provided by operations.

Cash and cash equivalents.  For the first six months of 2009, cash and cash equivalents increased by $3.9 million as compared to the first six months of 2008.  Cash and cash equivalents as of June 30, 2009 and December 31, 2008 were $27.2 million and $23.3 million, respectively.

Cash provided by operations.  Net cash provided by operating activities in the first six months of 2009 was $14.1 million, as compared to cash provided by operating activities of $42.3 million for the first six months of 2008.  Cash provided by operations in 2009 was reduced by significant operating losses incurred in the first half of 2009.  In the first half of 2009, we offset these large operating losses principally with the liquidation of accounts receivables and inventory, along with the receipt of alliance termination payments, offset somewhat by large reductions in accounts payable.  As a result of our Bankruptcy Filing, we did not pay pre-petition accounts payable as they came due, which provided cash from operations.

Cash available under our DIP facility.  As of June 30, 2009, the Company has drawn $15 million of the DIP Facility.  The DIP Facility provides for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility can be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.

Cash available under our pre-petition secured revolving credit facility.  As a result of the Bankruptcy Filing, all the commitments under the Company’s pre-petition secured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent and a lender, automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loan documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there is no longer any liquidity available to us under this facility.

Uses of Liquidity

Our principal uses of liquidity are interest payments related to our pre-petition secured revolving credit facility and our DIP Facility, working capital, the funding of operating losses, and capital expenditures.

Payments related to our pre-petition secured revolving credit facility and our DIP Facility.  During the first half of 2009, we used a net $24.4 million of cash to make required principal reductions on our pre-petition secured revolving credit facility.  We did not make the $15 million interest payment due April 1, 2009 as required under our Notes.  As a result of the Bankruptcy Filing, the outstanding principal amount and accrued interest under our Notes became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  We also used $1.3 million of cash to pay interest on our pre-petition secured revolving credit facility and our DIP facility.

Working capital.  Our net working capital position increased by $13.6 million during the first half of 2009 principally as a result of not paying pre-petition accounts payable.

Capital expenditures.  During the first half of 2009, we spent approximately $0.9 million on capital projects.  Of this amount, $0.6 million was spent on maintenance and environmental projects, while $0.3 million was spent on our suspended capacity expansion projects.

Secured Revolving Credit Facility

As a result of the Bankruptcy Filing, all the commitments under the Company’s secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable, subject to the Company’s defenses and rights under the facility and the automatic stay provisions of Section 362 of the Bankruptcy Code.

Debtor-in-Possession Debt Facility

Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt. Vernon, LLC and Aventine Renewable Energy — Aurora West, LLC (together the “Borrowers”), all indirect subsidiaries of the Company, together with the Company and all of the Company’s other direct or indirect subsidiaries, (together hereinafter called the “Guarantors”), entered into a DIP Facility among the Borrowers, the Guarantors, the lenders thereto, and Whitebox Advisors, as both the agent and a lender, on April 7, 2009.  The DIP Facility provides for a first priority debtor-in-possession financing composed of a term loan facility made available to the Borrowers in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility will be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent for the benefit of itself and the pre-petition lenders.  As of June 30, 2009, the Debtors have drawn $15 million under the DIP Facility, which was the minimum amount required to be drawn.

The description of our DIP Facility below is qualified in its entirety by the full text of the DIP Agreement as described in the Debtor in Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009.

The term loan matures at the earliest of (i) one year after the commencement of the Bankruptcy Cases, (ii) the consummation of a sale of substantially all of the assets of the Debtors, (iii) the effective date of a plan of reorganization in the Bankruptcy Cases, (iv) the date the loans become due and payable, whether by stated maturity, upon an event of default or otherwise, (v) the expiration of the approved budget, (vi) the acceptance by any of the Debtors of any offer or bid for the purchase of all or substantially all of the assets of any of the Debtors or all or substantially all of the equity in any of the reorganized Debtors, or (vii) the date on which any of the Debtors files a motion with the Bankruptcy Court for authority to proceed with the sale or liquidation of any of the Debtors (or any material portion of any of the assets of the Debtors).  The DIP Facility bears interest at a rate equal to 16.5% per annum, which shall be payable monthly in arrears in cash on the last day of each month.

As of June 30, 2009, the Debtors are in compliance with the terms of the DIP Facility.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims.  We have not accrued any amounts for environmental matters as of June 30, 2009.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Commodity Price Risks

We are exposed to certain risks related to our ongoing business operations.  The primary risks related to our business are price risk on anticipated purchases of corn, natural gas and the sale of ethanol.  We have historically used forward or derivative instruments to manage these risks.  We are not currently using forward or derivative instruments, and are primarily in the spot markets for commodity pricing.

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended June 30, 2009 and 2008 was $4.10 and $5.38 per bushel, respectively.  For the six months ended June 30, 2009 and 2008, our weighted average gross corn cost was $4.17 and $4.93 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At June 30, 2009, we had commitments to purchase approximately 1.5 million bushels of corn through December 2009 at an average price of $3.95 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, we have in the past, at the time we enter into a firm-price purchase commitment, often entered into commodity forward contracts to sell a certain amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these commodity forward transactions under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and by Statement of Financial Accounting Standards No. 161,  Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (hereinafter collectively referred to as “SFAS 133”).  Such forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets, if any, is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at June 30, 2009.

We have also, in the past, entered into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases.  We accounted for these transactions under SFAS 133.  These futures contracts were not designated as hedges and, therefore, were marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative contracts would be recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at June 30, 2009.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under SFAS 133, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At June 30, 2009, we had no outstanding contracts to sell ethanol at fixed prices.  These normal sale transactions would not be marked to market.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At June 30, 2009, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under SFAS 133.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative positions at June 30, 2009.

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

PART II.                OTHER INFORMATION

Item 1.            Legal Proceedings

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  The Company’s subsidiaries that are part of the Bankruptcy Filing include Aventine Renewable Energy, LLC, a Delaware limited liability company; Aventine Renewable Energy, Inc., a Delaware corporation; Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; and Nebraska Energy, LLC, a Kansas limited liability company.  The Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case Number 09-11214 (KG).  Aventine intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in Note 2 to the accompanying condensed consolidated financial statements.

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

Item 1A.         Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2008 and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  There have been no material changes to the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Our Bankruptcy Filing constituted an event of default under the Company’s secured revolving credit facility and the Company’s indenture governing its 10% senior unsecured notes due 2017.  The Company included a description of these events of default in its Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

10.1	Seventh Amendment to Mt. Vernon Lease Agreement, dated as of April 23, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 10, 2009	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)