Form 10-Q
period 2009-09-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2009-11-09
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 001-32922

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0569368
(State of Incorporation)	(IRS Employer Identification No.)

120 North Parkway
Pekin, Illinois	61554
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of November 9, 2009
Common Stock, $0.001 Par Value	42,963,158 Shares

FORM 10-Q

QUARTERLY REPORT

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2009	2008	2009	2008

Net sales	$118,116	$599,520	$472,773	$1,711,059
Cost of goods sold	110,281	605,990	486,261	1,660,586
Gross profit (loss)	7,835	(6,470)	(13,488)	50,473
Selling, general and administrative expenses	5,152	8,763	21,843	27,771
Other income (loss)	(206)	405	(33)	2,799
Operating income (loss)	2,477	(14,828)	(35,364)	25,501
Other income (expense):
Income from termination of marketing agreements	—	—	10,176	—
Loss on sale of auction rate securities	—	—	—	(31,601)
Interest income	—	254	11	2,999
Interest expense (contractual interest expense was $9.3 million and $27.3 million for the three and nine months ended September 30, 2009, respectively)	(1,838)	(235)	(12,840)	(3,751)
Other non-operating income	1	18,367	1,219	6,114
Income (loss) before reorganization items and income taxes	640	3,558	(36,798)	(738)
Reorganization items	12,640	—	(30,109)	—
Income (loss) before income taxes	13,280	3,558	(66,907)	(738)
Income tax expense (benefit)	(606)	1,797	(7,291)	10,719
Net income (loss)	$13,886	$1,761	$(59,616)	$(11,457)
Net loss attributable to non-controlling interest	—	(725)	—	(1,230)
Net income (loss) attributable to controlling interest	$13,886	$2,486	$(59,616)	$(10,227)

Per share data:
Income (loss) per common share – basic:	$0.32	$0.06	$(1.39)	$(0.24)
Basic weighted average number of common shares	42,963	41,971	42,967	41,927

Income (loss) per common share – diluted:	$0.32	$0.06	$(1.39)	$(0.24)
Diluted weighted average number of common and common equivalent shares	43,028	42,010	42,967	41,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(In thousands except share amounts)	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$35,772	$23,339
Accounts receivable	11,037	55,888
Inventories	21,285	85,421
Income tax receivable	8,149	15,135
Prepaid expenses and other current assets	7,026	10,198
Total current assets	83,269	189,981
Property, plant and equipment, net	99,139	107,168
Construction in process	493,007	493,969
Available for sale securities	2,598	673
Other assets	19,377	7,668
Total assets	$697,390	$799,459

Liabilities and Stockholders’ Equity
Current liabilities
Senior unsecured 10% fixed-rate notes	$—	$300,000
Secured revolving credit facility	27,765	52,200
Debtor-in-possession debt facility	15,000	—
Accounts payable	9,561	110,903
Accrued interest	240	7,500
Accrued liabilities	2,221	3,517
Other current liabilities	4,752	9,900
Total current liabilities	59,539	484,020
Pre-petition liabilities subject to compromise	366,121	—
Net deferred tax liabilities	4,094	2,444
Other long-term liabilities	15,034	4,199
Total liabilities	444,788	490,663
Stockholders’ equity
Common stock, par value $0.001 per share; 185,000,000 shares authorized; 42,963,158 and 42,970,988 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively, net of 21,548,640 shares held in treasury as of September 30, 2009 and December 31, 2008	43	43
Preferred stock, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	294,397	292,984
Retained earnings (accumulated deficit)	(41,777)	17,839
Accumulated other comprehensive loss	(61)	(2,070)
Total stockholders’ equity	252,602	308,796
Total liabilities and stockholders’ equity	$697,390	$799,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008

Operating Activities
Net loss	$(59,616)	$(11,457)
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Provision for rejected executory contracts and leases	26,117	—
Loss on sale of auction rate securities	—	31,601
Depreciation and amortization	12,299	10,726
Lower of cost or market adjustment related to inventory	—	4,538
Stock-based compensation expense	2,655	4,510
Deferred income tax	407	2,244
Gain on the sale of alliance investments	(1,000)	—
Other	—	(376)
Changes in operating assets and liabilities:
Accounts receivable, net	44,850	(4,433)
Inventories	64,136	(42,694)
Other assets	(18,512)	—
Accounts payable	(53,408)	49,944
Other changes in operating assets and liabilities	5,250	12,009
Net cash provided by operating activities	23,178	56,612

Investing Activities
Additions to property, plant and equipment, net	(1,434)	(221,980)
Proceeds from the sale of marketing alliance investment	2,000	—
Sale of short-term securities	—	179,899
Indemnification proceeds	—	3,039
Proceeds from the sale of property, plant and equipment	—	14
Net cash provided by (used for) investing activities	566	(39,028)

Financing Activities
Net repayments on pre-petition secured revolving credit facilities	(24,435)	—
Borrowing on debtor-in-possession facility	15,000	—
Debt issuance costs	(1,876)	—
Proceeds from the issuance of common stock	—	1,500
Net cash provided by (used for) financing activities	(11,311)	1,500
Net increase in cash and cash equivalents	12,433	19,084
Cash and cash equivalents at beginning of period	23,339	17,171
Cash and cash equivalents at end of period	$35,772	$36,255

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2009 and 2008.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of September 30, 2009, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2008, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except for the application of authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements as a result of our bankruptcy filing (See Note 2).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC” or collectively “the Codification”) effective July 1, 2009 as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  The Codification reorganizes current U. S. GAAP into a topical format that eliminates the previous U. S. GAAP hierarchy and establishes two levels of U. S. GAAP - authoritative and non-authoritative.  The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date.  Rules and interpretive releases of the SEC under the authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants..  All other accounting guidance not included in the Codification will be considered non-authoritative.

Aventine adopted the Codification at the beginning of its 2009 third quarter.  The adoption of the Codification did not have a significant effect on the Company’s Condensed Consolidated Financial

Statements.  References to prior accounting standards have been modified to reflect their Codification references.

In May 2009, the FASB issued authoritative guidance on Subsequent Events, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  Our adoption of this guidance in the second quarter of 2009 did not have a material impact on our financial statements.

In April 2009, the FASB issued authoritative guidance on Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  Our adoption of this guidance  in the second quarter of 2009 did not have a material impact on our financial statements.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net income (loss).

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

The Bankruptcy Filing constituted an event of default under both the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (“the Notes”) (see Note 7), and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.  As a result, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009 includes reclassifications of $309.7 million to reflect as “pre-petition liabilities subject to compromise” amounts owed to holders of the Notes, including pre-petition accrued interest, net of the unamortized debt issuance costs on the Notes.  The Company classifies “pre-petition liabilities subject to compromise” as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.  Amounts owed under the Company’s pre-petition secured revolving credit facility and certain other collateralized obligations have not been included in “pre-petition liabilities subject to compromise” as they are  adequately collateralized.

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

On April 7, 2009, certain of the Company’s bondholders (the “DIP Lenders”) entered into a term sheet (the “DIP Term Sheet”) for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor-in-Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 for a first priority debtor-in-possession financing (the “DIP Facility”) comprised of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility are available to, among other things, (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5% per annum.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative claim on our assets.  On May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved the DIP Facility on a final basis.

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

The Bankruptcy Court established September 8, 2009 at 4:00 p.m. eastern time as the deadline for the filing of proofs of claim, thereby requiring the Debtors’ creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  In certain cases, differences exist between the amounts at which the Company has recorded liabilities for rejected contracts and other pre-petition liabilities in the Company’s financial statements and the amount claimed by Aventine’s creditors based on the Company’s estimate of the magnitude of claim to be allowed by the Bankruptcy Court.  Significant litigation may be required to resolve any such disputes or discrepancies.  The Company recorded a reduction in its estimate of liabilities subject to compromise in the three months ended September 30, 2009, for claims previously expected to be filed by creditors but which were not filed prior to September 8, 2009.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for Aventine.  The Debtors have filed two motions with the Bankruptcy Court requesting extension of the exclusive filing and solicitation deadlines under section 1121 of the Bankruptcy Code.  The first motion, approved by the Bankruptcy Court by order dated August 18, 2009, extended the exclusive deadline to file a plan of reorganization to October 5, 2009 and the solicitation of the necessary acceptances to December 3, 2009.  Aventine filed a second motion on October 2, 2009.  The second motion, approved by the Bankruptcy Court by order dated October 27, 2009 further extended the exclusive deadline to file a plan of reorganization through and including December 4, 2009 and the exclusive solicitation period through and including February 1, 2010.

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

Going Concern Matters

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of the DIP facility; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; (vi) the Company’s ability to obtain alternative financing; and (vii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

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

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  This guidance requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the

Condensed Consolidated Balance Sheet at September 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  For information on the bankruptcy reorganization process, see Chapter 11 Bankruptcy Proceedings above.

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

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impact the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limit the Company’s ability to obtain trade credit; and impair present and future relationships with vendors and service providers.

(3)                                Pending Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance on an Employers’ Disclosures about Postretirement Benefit Plan Assets.  This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  This guidance is effective for us as of December 31, 2009.  Because this guidance applies only to financial statement disclosures, the adoption is not expected to have a material effect on our consolidated financial statements.

In August 2009, the FASB updated authoritative guidance on Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for our annual financial statements for the year ended December 31, 2009. We have not yet determined the impact that this update may have on our financial statements.

(4)                                Inventories

Inventories are as follows:

(In thousands)	September 30, 2009	December 31, 2008
Finished products	$14,645	$76,968
Work-in-process	2,040	2,568
Raw materials	3,150	3,600
Supplies	1,450	2,285
Totals	$21,285	$85,421

(5)                                Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

(In thousands)	September 30, 2009	December 31, 2008
Prepaid motor fuel taxes	$—	$3,667
Prepaid insurance	4,355	1,435
Prepaid supplies and materials	729	—
Fair value of derivative instruments	—	1,521
Prepaid ethanol	124	512
Current portion of deferred income taxes	—	1,593
Prepaid benefits	—	364
Other prepaid expenses	1,818	1,106
Totals	$7,026	$10,198

(6)                                Other Assets

Other assets are as follows:

(In thousands)	September 30, 2009	December 31, 2008
Deferred debt issuance costs	$865	$6,668
Prepaid utility costs and deposits	11,064	—
Restricted cash	7,448	—
Investment in marketing alliance partners, at cost	—	1,000
Totals	$19,377	$7,668

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

In conjunction with the construction of our new ethanol plant at Mt. Vernon, Indiana, the Company negotiated with certain utility providers to extend an existing natural gas pipeline to supply power for and construct electrical infrastructure for the new Mt. Vernon facility.  In order to provide adequate assurance for the construction costs of the pipeline and electrical infrastructure, the Company, under its secured revolving credit facility, issued letters of credit to the utility providers in the aggregate amount of $15.3 million.  As a result of our suspending construction and our Bankruptcy Filing, one of the utility providers noted above has drawn $9.0 million on its respective letter of credit.  A second utility provider has filed a claim under the Company’s bankruptcy proceedings and also filed a mechanic’s lien on the Company’s Mt. Vernon facility, which is partially collateralized by a letter of credit.  The Company expects this $8.2 million claim and related mechanic’s lien will be allowed to stand unabated through its bankruptcy confirmation proceedings.  Accordingly, the Company has reflected prepaid utility costs and deposits equal to its obligations to utility providers under drawn letters of credit and secured liens, excluding cash funded letters of credit described below.  We expect the prepaid utility costs and deposits to reduce cash outlays for future utility demand charges to the Company or a potential buyer once the Mt. Vernon facility has been completed and is operational.  Should the Mt. Vernon facility not be completed, we may be unable to recover any amounts and would be required to reduce the value of this asset to zero.

Restricted cash of $7.4 million represents cash held in segregated bank accounts of the Company, which is set aside as collateral to fund certain letters of credit and utility deposits.

(7)                                Debt

The following table summarizes the Company’s outstanding debt:

(In thousands)	September 30, 2009	December 31, 2008
Senior unsecured 10% notes due April 2017	$300,000	$300,000
Secured revolving credit facility	27,765	52,200
Debtor-in-possession debt facility	15,000	—
	342,765	352,200
Less: reclassification to pre-petition liabilities subject to compromise	(300,000)	—
Less: short-term borrowings	(42,765)	(352,200)
Total long-term debt	$—	$—

Senior Unsecured Notes

As of September 30, 2009, the Company had outstanding $300 million aggregate principal amount of Senior Unsecured Notes.  The Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, N.A., as trustee and were subsequently exchanged for registered notes with the same terms.  The Notes are general unsecured obligations of the Company and certain of its guarantor subsidiaries.  In April 2009, Deutsche Bank National Trust Company replaced Wells Fargo Bank as Successor Indenture Trustee.  As a result of the Bankruptcy Filing, the outstanding principal amount of the Notes and accrued interest thereon became immediately due and payable, and the Notes have been reclassified to “pre-petition liabilities subject to compromise” (see Note 12).  The Company discontinued the accrual of interest on these Notes beyond the petition date of April 7, 2009.  Contractual interest expense not recorded from April 8, 2009 through September 30, 2009 would have totaled $14.4 million.

Secured Revolving Credit Facility

As of September 30, 2009, $9.6 million in letters of credit and $27.8 million in revolving loans were outstanding under our pre-petition amended secured revolving credit facility with J P Morgan Chase Bank, N.A., as administrative agent and a lender.  As a result of our Bankruptcy Filing, all the commitments under the Company’s pre-petition secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loans documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there is no longer any liquidity available to us under this facility.  Amounts owed under the Company’s pre-petition secured revolving credit facility have not been included in “pre-petition liabilities subject to compromise” as the secured debt is adequately collateralized.  The Company continues to accrue and pay interest on this credit facility in accordance with the Bankruptcy Court’s final debtor-in-possession financing order.  As of September 30, 2009, the Company holds a restricted cash account totaling $7.0 million providing collateral protection to the pre-petition lenders for certain outstanding letters of credit issued under this facility as provided for in a stipulation agreement among the Company, its pre-petition secured lenders, and the DIP lenders.

Debtor-in-possession Debt Facility

As of September 30, 2009, the Company has drawn $15 million of its $30 million DIP Facility.  The DIP Facility provides for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility can be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5%.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative expense claim on our assets.  As of September 30, 2009, the Debtors are in compliance with the terms of its DIP Facility.  The Company accrues and pays interest expense on this DIP Facility in accordance with the Bankruptcy Court’s final order approving the DIP Facility.

(8)                                 Other Current Liabilities

Other current liabilities are as follows:

(In thousands)	September 30, 2009	December 31, 2008

Deferred revenue	$3,579	$8,425
Accrued property taxes	501	575
Accrued sales tax	10	339
Current portion of deferred income taxes	—	507
Reserve for uncertain tax positions (see Note 18)	576	—
Accrued interest on uncertain tax positions (see Note 18)	42	—
Other accrued operating expenses	44	54
Totals	$4,752	$9,900

(9)                                 Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	September 30, 2009	December 31, 2008

Unfunded postretirement benefit obligations	$1,974	$1,834
Unfunded pension liability	1,541	1,491
Pre-petition liabilities not compromised	11,519	—
Reserve for uncertain tax positions (see Note 18)	—	848
Accrued interest on uncertain tax positions (see Note 18)	—	26
Totals	$15,034	$4,199

(10)                          Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires that fair value measurements be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the ASC 820 pricing levels as of September 30, 2009:

		Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at September 30, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$35,772	$35,772	—	—
Available for sale securities	2,598	2,598	—	—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at September 30, 2009.

The Company held no outstanding derivative positions as of September 30, 2009.  The Company recorded net gains of $1.2 million for the nine month period ended September 30, 2009 and net gains of $18.4 million and $6.1 million, respectively, for the three and nine month periods ended September 30, 2008 in the fair value of its derivative financial instrument positions.  These gains are reflected in  “other non-operating income” in the unaudited Condensed Consolidated Statements of Operations.

The Company recorded gains of $0.2 million and $1.9 million, respectively, for the three and nine month periods ended September 30, 2009 under “accumulated other comprehensive loss” in the unaudited Condensed Consolidated Balance Sheet for the changes in the fair value of its available for sale securities.  The total cumulative gains recorded on available for sale securities as of September 30, 2009 was $1.9 million.  The Company did not hold any available for sale securities in the third quarter of 2008.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in other ethanol producers, at cost	—	—	1,000	n/a
Commodity margin deposits	—	—	1,521	1,521
10% senior unsecured notes due 2017	(300,000)	(153,000)	(300,000)	(49,500)
Secured revolving credit facility	(27,765)	(27,765)	(52,200)	(52,200)
Debtor-in-possession debt facility	(15,000)	(15,000)	—	—

The Company’s investments at December 31, 2008 accounted for under the cost method consisted of minority positions in equity securities of other ethanol operating companies.  These equity investments were recorded at cost, and it was not practical to estimate a fair value for these non-publicly traded companies.  The Company redeemed all of its cost investments during the first quarter of 2009.

(11)                          Reorganization Items

Authoritative guidance on Financial Reporting by Entities in Reorganizations under the Bankruptcy Code requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items for the three and nine months ended September 30, 2009 consist of the following:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009

Provision for rejected executory contracts and leases (a)	$(13,567)	$26,117
Professional fees directly related to reorganization (b)	2,185	5,304
Other (c)	(1,258)	(1,312)
Total reorganization items	$(12,640)	$30,109

(a)

The Company has re-evaluated its estimates of allowable claims included in liabilities subject to compromise resulting in a favorable change in estimate of $13.6 million recorded as a reorganization item in the third quarter of 2009.

(b)

Professional fees directly related to the reorganization include post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(c)	Other includes gains on the settlement of pre-petition critical vendor claims for less than amounts owed and other adjustments.

(12)                          Pre-Petition Liabilities Subject to Compromise

Pre-petition liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  Authoritative guidance on Financial Reporting by Entities in Reorganizations under the Bankruptcy Code requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in April 2009, the Court granted final approval of many of the Debtors’ First Day Motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as pre-petition liabilities subject to compromise.

In accordance with the authoritative guidance, debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount).  Through September 30, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. The Company has classified the Debtors’ Notes as “pre-petition liabilities subject to compromise” on the Condensed Consolidated Balance Sheet.  The Company has not adjusted debt issuance costs, totaling $5.8 million at September 30, 2009, related to the Debtors’ Notes, but has classified these costs as “pre-petition liabilities subject to compromise”.  The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional agreements in the future.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as “pre-petition liabilities subject to compromise”.  Holders of pre-petition claims (excluding governmental entities holding governmental claims) were required to file proofs of claims by the “general bar date”, which was September 8, 2009.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases on account of such claims.  Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.  Following the bar date, the Company re-evaluated its estimate of allowable claims included in liabilities subject to compromise resulting in a favorable change in estimate of $13.6 million recorded as a reorganization item in the third quarter of 2009.

Pre-petition liabilities subject to compromise consist of the following:

(In thousands)	September 30, 2009

10% senior unsecured notes due 2017	$300,000
Provision for rejected executory contracts and other accruals	26,117
Pre-petition accounts payable	30,309
Accrued interest on Notes	15,500
Unamortized issuance costs of 10% senior unsecured notes	(5,805)
Total pre-petition liabilities subject to compromise	$366,121

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

(13)                          Stock-Based Compensation Plans

The Company values its share-based payment awards using a form of the Black-Scholes option-pricing model (the “option pricing model”).  The determination of fair value of share-based payment awards on the date of grant using the option pricing model is affected by our stock price as well as the input of other subjective assumptions.  The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility is normally calculated based upon actual historical stock price movements over the expected option term.  Since we have a very short-term history of stock price volatility as a public company, we calculate volatility by considering, among other things, the expected volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are currently estimated using an approximate 15% forfeiture rate.  The expected option term is calculated using the “simplified” method permitted by authoritative guidance.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Pre-tax stock-based compensation expense for the three month periods ended September 30, 2009 and 2008 was approximately $1.1 million and $0.6 million, respectively.  For the three month period ended September 30, 2009, $1.0 million was charged to selling, general and administrative (“SG&A”) expense and $0.1 million was charged to cost of goods sold.  For the three month period ended September 30, 2008, $0.6 million was charged to SG&A expense.  Stock-based compensation expense reduced earnings per share by less than $0.02 per basic and fully diluted share for the three month period ended September 30, 2009 and reduced earnings per share by $0.01 per basic and fully diluted share for the three month period ended September 30, 2008.  Pre-tax stock-based compensation expense for the nine month periods ended September 30, 2009 and 2008 was approximately $2.7 million and $4.5 million, respectively.  For the nine month period ended September 30, 2009, $2.4 million was charged to SG&A expense and $0.3 million was charged to cost of goods sold.  For the nine month period ended September 30, 2008, $4.3 million was charged to SG&A expense and $0.2 million was charged to cost of goods sold.  Stock-based compensation expense reduced earnings per share by $.04 per basic and fully diluted share for the nine month period ended September 30, 2009 and by $0.07 per basic and fully diluted share for the nine month period ended September 30, 2008.  The Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.3 million and $0.2 million for the three month periods ended September 30, 2009 and 2008, respectively, all of which was offset by establishing valuation allowances equaling the amount of the tax benefit recognized.  For the nine month period ended September 30, 2009 and 2008, the Company recognized a tax benefit on its condensed consolidated statement of income from stock-based compensation expense in the amount of $0.6 million and $1.7 million, respectively.  The Company recorded pre-tax stock-based compensation expense for the three and nine month periods ended September 30, 2009 and 2008 as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Stock-based compensation expense:
Non-qualified stock options	$1.0	$0.8	$2.4	$4.1
Restricted stock	—	0.1	0.2	0.3
Restricted stock units	0.1	0.1	0.1	0.1
Long-term incentive stock plan	—	(0.4)	—	—
Totals	$1.1	$0.6	$2.7	$4.5

As of September 30, 2009 and 2008, the Company had not yet recognized compensation expense on the following non-vested awards:

	2009		2008
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$4.4	1.3	$13.1	2.5
Restricted stock	0.4	0.3	0.8	3.3
Restricted stock units	0.1	0.1	0.3	1.6
Long-term incentive stock plan	—	0.0	0.4	1.3
Total	$4.9	1.2	$14.6	2.5

The Company did not grant any stock options during the quarters ended September 30, 2009 and 2008.

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2009:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding – January 1, 2009	3,894	$7.62	6.7	$422
Granted	50	0.18	10.0	—
Exercised	—	—	—	—
Cancelled or expired	(855)	12.19	—	—
Options outstanding – September 30, 2009	3,089	$6.23	5.3	—
Options exercisable – September 30, 2009	2,102	$5.25	4.6	—

The range of exercise prices of the exercisable options and outstanding options at September 30, 2009 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options (in thousands)	Number of Outstanding Options (in thousands)	Weighted Average Remaining Life (years)
$0.18 - $0.23	964	1,014	3.6
$2.36 - $4.80	689	1,085	5.9
$7.05	75	342	8.2
$15.26 - $17.29	112	290	7.3
$22.15 - $22.50	238	334	4.4
$43.00	24	24	0.2
Totals	2,102	3,089	5.3

Restricted stock award activity for the nine months ended September 30, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested restricted stock awards – January 1, 2009	59	$15.97
Granted	—	—
Vested	(17)	17.41
Cancelled or expired	(3)	17.29
Unvested restricted stock awards – September 30, 2009	39	15.26

Restricted stock unit award activity for the nine months ended September 30, 2009 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested Restricted stock unit awards – January 1, 2009	49	$7.50
Granted	—	—
Vested	(17)	10.10
Cancelled or expired	—	—
Unvested restricted stock unit awards – September 30, 2009	32	$6.80

(14)                          Interest Expense

The following table summarizes interest expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Interest expense	$1,369	$7,502	$10,966	$22,534
Amortization of deferred debt issuance costs	469	233	1,874	710
Capitalized interest	—	(7,500)	—	(19,493)
Interest expense, net	$1,838	$235	$12,840	$3,751

Interest expense in 2009 includes interest on our secured revolving credit facility for both pre-petition and post-petition periods, interest incurred on our DIP Facility, and interest on our Notes up to the date of our Bankruptcy Filing.  Because we do not believe that interest on our Notes will be allowed as a claim past the Petition Date, we discontinued recognizing interest expense on our Notes as of that date.   Contractual interest amounts disclosed in our Condensed Consolidated Statement of Operations reflect the cost of borrowings without regard to what the Bankruptcy Court may allow as a claim.

(15)                          Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recorded expense with respect to these plans for the three month periods ended September 30, 2009 and 2008 of $0.2 million and $0.3 million, respectively, and expense of $0.6 million and $0.9 million, respectively, for the nine month periods ended September 30, 2009 and 2008.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Service cost	$84	$67	$254	$221
Interest cost	127	124	381	372
Expected return on plan assets	(140)	(179)	(421)	(538)
Amortization of prior service costs	11	10	32	32
Amortization of net actuarial loss	45	—	134	—
Net periodic pension cost	$127	$22	$380	$87

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Service cost	$19	$38	$57	$114
Interest cost	28	34	83	102
Amortization of net actuarial gain	(9)	—	(27)	—
Net periodic postretirement cost	$38	$72	$113	$216

(16)                          Noncontrolling Interest

We adopted the authoritative guidance on Noncontrolling Interests in Consolidated Financial Statements on January 1, 2009.  Prior to October 2008, we owned 78.42% of Nebraska Energy, LLC (“NELLC”), a 50 million gallon dry mill ethanol plant.  In October 2008, we purchased the remaining

21.58% of NELLC we did not previously own.  As a result of purchasing the remaining interest in NELLC, we did not have any noncontrolling interest on our consolidated balance sheets as of September 30, 2009 and December 31, 2008.  In accordance with this guidance, we classified noncontrolling interests separately on our condensed consolidated statements of operations for the quarter and nine months ended September 30, 2008.  Prior year amounts were previously included in our consolidated balance sheets as a separate line item called “minority interest” under long-term liabilities and in our consolidated statement of operations as a separate line item called “Minority interest” under other income (expense).

Net Income (Loss) attributable to Aventine during the quarter and nine months ended September 30, 2008 was as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2008	September 30, 2008

Net Income (Loss)	$1,761	$(11,457)
Net loss attributable to noncontrolling interest	(725)	(1,230)
Net Income (Loss) attributable to Aventine	$2,486	$(10,227)

(17)                          Derivative Instruments and Hedging

On January 1, 2009, we adopted the provisions of ASC 815, Derivatives and Hedging, which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under authoritative guidance, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

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

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At September 30, 2009, we had commitments to purchase 1.3 million bushels of corn through December 2009 at an average fixed price of $3.35 per bushel.  We have elected to account for these transactions as normal purchases under authoritative guidance, and accordingly, have not marked these transactions to market.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under authoritative guidance, and accordingly, do not mark these transactions to market.

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

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  We have elected to account for these transactions as normal sales transactions under authoritative guidance, and accordingly, have not marked these transactions to market.

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

We did not have any derivative instruments outstanding at September 30, 2009.  Derivatives not designated as hedging instruments under authoritative guidance at December 31, 2008 were as follows:

		Fair Value (in thousands)
Type	Balance Sheet Classification	September 30, 2009	December 31, 2008

Short corn positions	Other current assets	$—	$5,988

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under authoritative guidance at September 30, 2009 and 2008 are as follows:

		Fair Value (in thousands)
		Three months ended		Nine months ended
		September 30,
Position Type	Statement of Operations Classification	2009	2008	2009	2008

Short corn	Other non-operating income/(expense)	$—	$14,986	$1,188	$3,775
Long corn	Other non-operating income/(expense)	1	(2,425)	31	7,994
Short gasoline	Other non-operating income/(expense)	—	5,806	—	(5,655)
Totals		$1	$18,367	$1,219	$6,114

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(18)                          Income Taxes

The Company recorded an income tax benefit of $0.6 million and $7.3 million for the three months and nine months ended September 30, 2009, respectively.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances totaling $31.9 million as of September 30, 2009, as we expect to be unable to realize the tax benefit of our net operating loss carryforwards and other deferred tax assets.

As of September 30, 2009, we had $0.6 million of uncertain tax benefits.  None of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  During the three and nine month periods ended September 30, 2009, our liability for unrecognized tax benefits decreased by $2.3 million and $0.3 million, respectively, as a result of the examination of our federal income tax returns for the tax years 2006 and 2007.  At September 30, 2009, our liability for unrecognized tax benefits is included in other current liabilities on the condensed consolidated balance sheet.

We include interest expense, as well as potential penalties on unrecognized tax benefits, as a component of income tax expense in the condensed consolidated statement of operations.  The total amount of accrued interest related to uncertain tax positions at September 30, 2009 was $0.04 million, net of the deferred tax benefit, and is included in other current liabilities.  We did not increase our accrual for interest related to uncertain tax positions for the three month period ended September 30, 2009.  We increased our accrual for interest related to uncertain tax positions for the nine month period ended September 30, 2009 by $0.02 million, net of the deferred tax benefit.  .

Our federal income tax return for 2008 is available for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitations open from 2005 to 2008.

(19)                          Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted loss per share is calculated using the treasury stock method in accordance with authoritative guidance, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net income (loss) attributable to controlling interest	$13,886	$2,486	$(59,616)	$(10,227)

Weighted average shares and share equivalents outstanding:
Basic shares	42,963	41,971	42,967	41,927
Dilutive non-qualified stock options and RSU’s	65	39	—	—
Diluted weighted average shares and share equivalents	43,028	42,010	42,967	41,927

Income (loss) per common share - basic:	$0.32	$0.06	$(1.39)	$(0.24)
Income (loss) per common share - diluted:	$0.32	$0.06	$(1.39)	$(0.24)

We had potentially dilutive securities outstanding representing options on 3.9 million common shares at September 30, 2008 that were not included in the computation of potentially dilutive securities because the options’ exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with authoritative guidance.

(20)                          Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Net Income (Loss) attributable to controlling interest	$13,886	$2,486	$(59,616)	$(10,227)
Unrealized gain on available for sale securities	201	—	1,925	—
Unrecognized pension and postretirement liabilities, net of tax	(28)	14	(84)	5
Comprehensive income (loss)	$14,059	$2,500	$(57,775)	$(10,222)

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

(23)                           Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements which is November 9, 2009, and no events have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

On October 9, 2009, Ron Miller submitted his resignation as Chief Executive Officer of Aventine Renewable Energy Holdings, Inc.  His resignation was effective October 23, 2009.  Aventine’s Board of Directors appointed George T. Henning, Jr. as Interim Chief Executive Officer and President of the Company effective October 24, 2009.  Mr. Henning has served as our Interim Chief Financial Officer since March 16, 2009 and continues to serve the Company in that capacity.

The United Steelworkers International Union, Local 7-662 (the “Union”) represents certain of the Company’s production employees at the Pekin, Illinois facilities.  During recent negotiations, the Company and the Union agreed to extend the term of the current collective bargaining agreement by one year through and including October 31, 2010 on the same terms and conditions, subject to an option to reopen negotiations upon mutual consent after the effective date of a confirmed Chapter 11 plan of reorganization.

On November 6, 2009, the President of the United States signed The Worker, Homeownership, and Business Assistance Act of 2009.  Under the legislation, qualifying businesses may elect for tax purposes to carry back Net Operating Losses (NOLs) incurred in either 2008 or 2009 (but not for both years) for up to five years preceding the generation of the NOLs.  These businesses are able to offset 100% of their taxable income with their available NOLs in the four years preceding NOLs generation, and 50% of their taxable income in the fifth year preceding the generation of the NOLs.  The Company has generated NOLs in 2008 and 2009 for which utilization had been limited to two carry-back years under prior legislation.  We are currently evaluating the impact of the new law but expect to be able to recover certain taxes paid in prior years through this expanded opportunity to carry-back NOLs.

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

Chapter 11 Bankruptcy Proceedings

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-11214 (KG) (collectively, the “Bankruptcy Cases”).  The Debtors specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc., a Delaware corporation; (iv) Aventine Renewable Energy – Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy – Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

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

The Bankruptcy Filing constituted an event of default under both the Company’s secured revolving credit facility and its 10% senior unsecured notes due 2017 (“the Notes”) (see Note 7), and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.  As a result, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009 includes reclassifications of $309.7 million to reflect as “pre-petition liabilities subject to compromise” amounts owed to holders of theNotes, including pre-petition accrued interest, net of the unamortized debt issuance costs on the Notes.  The Company classifies “pre-petition liabilities subject to compromise” as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.  Amounts owed under the Company’s pre-petition secured revolving credit facility and certain other collateralized obligations have not been included in “pre-petition liabilities subject to compromise” as they are  adequately collateralized.

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

On April 7, 2009, certain of the Company’s bondholders (the “DIP Lenders”) entered into a term sheet (the “DIP Term Sheet”) for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provides, subject to certain conditions as described in the Debtor-in-Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009 for a first priority debtor-in-possession financing (the “DIP Facility”) comprised of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility are available to, among other things, (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The DIP Facility bears interest at 16.5% per annum.  The maturity date of the DIP Facility is April 6, 2010, or upon the occurrence of certain pre-defined events.  The DIP Facility is secured by a super-priority administrative claim on our assets.  On May 5, 2009, the Bankruptcy Court overruled objections from the Debtors’ pre-petition secured lenders and approved the DIP Facility on a final basis.

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

The Bankruptcy Court established September 8, 2009 at 4:00 p.m. eastern time as the deadline for the filing of proofs of claim, thereby requiring the Debtors’ creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the Petition Date.  In certain cases, differences exist between the amounts at which the Company has recorded liabilities for rejected contracts and other pre-petition liabilities in the Company’s financial statements and the amount claimed by Aventine’s creditors based on the Company’s estimate of the magnitude of claim to be allowed by the Bankruptcy Court.  Significant litigation may be required to resolve any such disputes or discrepancies.  The Company recorded a reduction in its estimate of liabilities subject to compromise in the three months ended September 30, 2009, for claims previously expected to be filed by creditors but which were not filed prior to September 8, 2009.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the

Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.   If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for Aventine.  The Debtors have filed two motions with the Bankruptcy Court requesting extension of the exclusive filing and solicitation deadlines under section 1121 of the Bankruptcy Code.  The first motion, approved by the Bankruptcy Court by order dated August 18, 2009, extended the exclusive deadline to file a plan of reorganization to October 5, 2009 and the solicitation of the necessary acceptances to December 3, 2009.  Aventine filed a second motion on October 2, 2009.  The second motion, approved by the Bankruptcy Court by order dated October 27, 2009 further extended the exclusive deadline to file a plan of reorganization through and including December 4, 2009 and the exclusive solicitation period through and including February 1, 2010.

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

Going Concern Matters

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company’s ability to comply with the terms and conditions of the DIP Facility; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; (vi) the Company’s ability to obtain alternative financing; and (vii) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing.  There can be no assurance that any of these efforts will be successful.

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

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements.  This guidance requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Condensed Consolidated Statements of Operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Condensed Consolidated Balance Sheet at September 30, 2009 in “pre-petition liabilities subject to compromise”.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  For information on the bankruptcy reorganization process, see Note 2 - Chapter 11 Bankruptcy Proceedings.

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

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impact the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limit the Company’s ability to obtain trade credit; and impair present and future relationships with vendors and service providers.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Executive Summary of Financial Results

The net income attributable to controlling interest for the third quarter of 2009 was $13.9 million, or $0.32 per diluted share, as compared to a net income of $2.5 million, or $0.06 per diluted share, in the third quarter of 2008.  The increase in net income in the third quarter of 2009 was primarily the result of the net reorganization items.  Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, declined from $0.98 per gallon in the third quarter of 2008 to $0.86 per gallon in the third quarter of 2009.  The average sales price per gallon of ethanol decreased in the third quarter of 2009 to $1.70 per gallon from the $2.47 average received in the third quarter of 2008.  Corn costs during the third quarter of 2009 averaged $3.47 per bushel, as compared to $5.79 per bushel in the third quarter of 2008.  Conversion cost in the third quarter of 2009 was $0.47 per gallon as compared to $0.77 per gallon in the third quarter of 2008.

Gallons of ethanol sold in the third quarter of 2009 decreased to 55.5 million gallons, as compared to 226.6 million gallons in the third quarter of 2008.  The decrease resulted from the termination of our marketing alliance program in early 2009 and significantly scaling back our purchase resale operations.  Gallons produced during the third quarter of 2009 increased to 49.5 million gallons from 47.4 million gallons in the third quarter of 2008.

Third quarter 2009 results include a $12.6 million net reorganization gain related to changes in estimates of allowed claims associated with the bankruptcy process.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Total gallons of ethanol sold in the third quarter of 2009 decreased to 55.5 million gallons, versus 226.6 million gallons sold in the third quarter of 2008.  Gallons of ethanol were sourced as follows:

For the Three Months Ended September 30,

(In thousands of gallons, except for percentages)	2009	2008	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	49,519	47,381	2,138	4.5%
Marketing alliance purchases	—	130,278	(130,278)	(100.0)%
Purchase/resale	4,857	54,495	(49,638)	(91.09)%
Decrease (increase) in inventory	1,123	(5,584)	6,707	N.M. *
Total	55,499	226,570	(171,071)	(75.5)%

*  Not meaningful

Net sales in the third quarter of 2009 decreased 80.3% from the third quarter of 2008.  Net sales were $118.1 million in the third quarter of 2009 versus $599.5 million in the third quarter of 2008.  Overall, the decrease in net sales was the result of less supply available as we terminated our marketing alliance and significantly reduced purchase/resale supply operations along with lower ethanol pricing.  Ethanol prices averaged $1.70 per gallon in the third quarter of 2009 versus $2.47 in the third quarter of 2008.

Co-product revenues for the third quarter of 2009 totaled $23.6 million, a decrease of $10.1 million or 30.0%, from the third quarter 2008 total of $33.7 million.  Co-product revenues decreased during the third quarter of 2009 as a result of significantly lower co-product pricing.  In the third quarter of 2009, we sold 272.1 thousand tons, versus 284.1 thousand tons in the third quarter of 2008.  Co-product revenues, as a percentage of corn costs, increased to 36.3% during the third quarter of 2009, versus 32.3% in the third quarter of 2008.  In 2008, we were selling co-products into the spot market during a period of time in which our corn costs were higher than the CBOT average.  In 2009, co-products and corn costs were at market prices.

Cost of goods sold for the quarter ended September 30, 2009 was $110.3 million, compared to $606.0 million for the quarter ended September 30, 2008, a decrease of $495.7 million or 81.8%.  As a percentage of net sales, cost of goods sold decreased to 93.4% of sales from 101.1% of sales in the third quarter of 2008.  Cost of goods sold consists of the cost to produce ethanol, freight and logistics costs to ship ethanol and co-products, the cost of ethanol sold out of inventory, the cost of motor fuel taxes which have been billed to customers and, in the third quarter of 2008, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol shipped as a result of the termination of our marketing alliance and significantly reduced purchase/resale program, lower corn costs and lower conversion costs.  Purchased biofuels decreased by $402.4 million during the third quarter of 2009  as compared to the third quarter of 2008.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the third quarter of 2009 totaled $65.0 million or $3.47 per bushel, versus $104.2 million, or $5.79 per bushel in the third quarter of 2008.  Our average corn costs in the third quarter of 2009 were slightly higher than the $3.27 average CBOT price during the same period.  The decrease in corn costs is principally due to lower corn prices.

Conversion costs for the third quarter of 2009 decreased to $23.2 million from $36.7 million for the third quarter of 2008.  The total dollars spent on conversion costs decreased year over year principally as a result of significantly lower costs for utilities, chemicals and other supplies, denaturant, and outside services which have decreased as a result of significantly lower petroleum prices.  The conversion cost per gallon decreased year over year to $0.47 per gallon in the third quarter of 2009 versus $0.77 per gallon in the third quarter of 2008.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Freight/logistics costs were down 36.8% on a per gallon basis in the third quarter of 2009 from the third quarter of 2008.  Freight/logistics costs in the third quarter of 2009 were $0.12 per gallon as compared to $0.19 per gallon in the third quarter of 2008.  Freight/logistics dollars spent decreased in the third quarter of 2009 to $6.4 million from $44.0 million in the third quarter of 2008 as a result of lower volumes shipped and the elimination of the majority of our fixed terminal network structure.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

Depreciation in the third quarter of 2009 totaled $3.5 million, versus $3.4 million in the third quarter of 2008.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $0.7 million in the third quarter of 2009, versus $3.8 million in the third quarter of 2008.  The cost of motor fuel taxes are recovered through billings to customers.

Selling, general & administrative expenses (“SG&A”) were $5.2 million in the third quarter of 2009 as compared to $8.8 million in the third quarter of 2008.  The lower expense in the third quarter of 2009 primarily relates to significantly lower salaries and wages (including stock-based compensation expense) as a result of a reduction in staff and significantly lower expenditures on non-reorganization professional fees.

Interest expense in the third quarter of 2009 was $1.8 million, as compared to $0.2 million in the third quarter of 2008.  The accrual of interest expense on our Senior Unsecured Notes was discontinued after April 7, 2009 (the date of our Bankruptcy Filing) in accordance with authoritative guidance.  Interest expense in the third quarter of 2009 is comprised of $0.7 million related to our pre-petition secured revolving credit facility, $0.6 million related to our DIP Facility and $0.5 million of amortization of deferred debt issuance fees.  Interest expense in the third quarter of 2008 included $7.5 million in interest on the $300 million aggregate principal amount of the Senior Unsecured Notes and $0.2 million of amortization of deferred financing fees, reduced by capitalized interest of $7.5 million.

Though realized gains in other non-operating income were immaterial in the third quarter of 2009, realized and unrealized net gains on corn and gasoline derivative contracts was $18.4 million in the third quarter of 2008.  We did not have any open derivative positions at the end of the third quarter of 2009.  We do not mark to market forward physical contracts to purchase corn.

We recorded a net gain of $12.6 million in the third quarter of 2009 relating to our Bankruptcy Cases.  This net gain primarily consists of gains of $13.6 million pertaining to revisions to estimated liabilities related to rejected executory contracts and leases, and gains of $1.2 million on the settlement of pre-petition vendor claims for less than amounts owed, partially offset by $2.2 million in professional fees incurred.

The income tax benefit accrued in the third quarter of 2009 totaled $0.6 million versus an income tax expense in the third quarter of 2008 of $1.8 million.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances as we expect to be unable to realize the tax benefit of our net operating loss carryforwards and other deferred tax assets.  During the third quarter of 2009, the Company decreased the recorded valuation allowance on its deferred tax assets by $4.8 million, to $31.9 million to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

On November 6, 2009, the President of the United States signed The Worker, Homeownership, and Business Assistance Act of 2009.  Under the legislation, qualifying businesses may elect for tax purposes to carry back Net Operating Losses (NOLs) incurred in either 2008 or 2009 (but not for both years) for up to five years preceding the generation of the NOLs.  These businesses are able to offset 100% of their taxable income with their available NOLs in the four years preceding NOLs generation, and 50% of their taxable income in the fifth year preceding the generation of the NOLs.  The Company has generated NOLs in 2008 and 2009 for which utilization had been limited to two carry-back years under prior legislation.  We are currently evaluating the impact of the new law but expect to be able to recover certain taxes paid in prior years through this expanded opportunity to carry-back NOLs.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Total gallons of ethanol sold in the first nine months of 2009 decreased to 229.1 million gallons, versus 658.1 million gallons sold in the first nine months of 2008.  Gallons of ethanol were sourced as follows:

For the Nine Months Ended September 30,

(In thousands of gallons, except for percentages)	2009	2008	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	148,017	140,706	7,311	5.2%
Marketing alliance purchases	30,858	380,392	(349,534)	(91.9)%
Purchase/resale	35,163	142,603	(107,440)	(75.3)%
Decrease (increase) in inventory	15,084	(5,625)	20,709	N.M. *
Total	229,122	658,076	(428,954)	(65.2)%

*  Not meaningful

Net sales in the first nine months of 2009 decreased 72.4% from the first nine months of 2008.  Net sales were $472.8 million in the first nine months of 2009 versus $1.7 billion in the first nine months of 2008.  Overall, the decrease in net sales was the result of less supply available as we terminated our marketing alliance and significantly reduced purchase/resale supply operations and from a decrease in the average sales price of ethanol sold.  Ethanol prices averaged $1.69 per gallon in the first nine months of 2009 versus $2.40 in the first nine months of 2008.

Co-product revenues for the first nine months of 2009 totaled $72.5 million, a decrease of $31.5 million or 30.2%, from the first nine months of 2008 total of $104.0 million.  Co-product revenues decreased during the first nine months of 2009 principally as a result of significantly lower co-product pricing.  In the first nine months of 2009, we sold 827.2 thousand tons, versus 829.3 thousand tons in the first nine months of 2008.  Co-product revenues, as a percentage of corn costs, fell to 33.2% during the first nine months of 2009, versus 37.6% in the first nine months of 2008.  In 2008, we were selling co-products into the spot market during a period of time in which our corn costs were lower than the CBOT average.  In 2009, both co-products and corn costs were at market prices.

Cost of goods sold for the nine months ended September 30, 2009 was $486.3 million, compared to $1.7 billion for the nine months ended September 30, 2008, a decrease of $1.2 billion or 70.7%.  As a percentage of net sales, cost of goods sold increased to 102.9% of sales from 97.1% of sales in the first nine months of 2008.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of freight and logistics to ship ethanol and co-products, the cost of ethanol sold from inventory, the cost of motor fuel taxes which have been billed to customers and, prior to the third quarter of 2009, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol purchased, lower corn costs and lower conversion costs.

Purchased biofuels in the first nine months of 2009 totaled $87.0 million, versus $1.2 billion in the first nine months of 2008.  The decrease in purchased biofuels resulted from the termination of our marketing alliance and our scaled back purchase/resale programs.  Furthermore, in 2009, the Company significantly sold off biofuels inventories on hand, which provided for $52.3 million of biofuels cost of goods sold through September 30, 2009.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first nine months of 2009 totaled $218.7 million or $3.93 per bushel, versus $277.1 million, or $5.22 per bushel in the first nine months of 2008.  Our average corn costs in the first nine months of 2009 were higher than the CBOT average price of $3.70 during the same period.  The decrease in corn costs is principally due to lower corn market prices.

Conversion costs for the first nine months of 2009 decreased to $72.2 million from $99.5 million for the first nine months of 2008.  The total dollars spent on conversion costs decreased year over year principally as a result of significantly lower costs for utilities, chemicals and other supplies which have decreased as a result of significantly lower petroleum prices.  The conversion cost per gallon decreased year over year to $0.49 per gallon in the first nine months of 2009 versus $0.71 per gallon in the first nine months of 2008.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Freight/logistics costs were reduced on a per gallon basis in the first nine months of 2009 from the first nine months of 2008.  Freight/logistics costs in the first nine months of 2009 were $0.17 per gallon as compared to $0.20 per gallon in the first nine months of 2008.  Freight/logistics dollars spent decreased in the first nine months of 2009 to $39.7 million from $130.5 million in the first nine months of 2008 as a result of lower volumes shipped and the termination of fixed price terminal obligations.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

Depreciation in the first nine months of 2009 totaled $10.4 million, versus $10.0 million in the first nine months of 2008.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $5.3 million in the first nine months of 2009, versus $11.6 million in the first nine months of 2008.  The cost of motor fuel taxes are recovered through billings to customers.

Selling, general & administrative expenses (“SG&A”) were $21.8 million in the first nine months of 2009 as compared to $27.8 million in the first nine months of 2008.  Approximately $5.5 million of the decrease relates to significant reductions in wages and benefits (including stock-based compensation ) as a result of a reduction in staff at the end of the first quarter of 2009. Additionally, we recorded a $1.1 million increase in bad debt expense during the nine months ended September 30, 2009.

During the first nine months of 2009, we recognized income from the termination of marketing agreements with alliance partners totaling $10.2 million.  During the first nine months of 2008, the Company incurred losses totaling $31.6 million related to the valuation and ultimate sale of its portfolio of auction rate securities.

Interest income in the first nine months of 2009 was $11 thousand, versus interest income of $3.0 million in the first nine months of 2008.  The significant decrease in interest income is due to a decrease in excess cash available for investment.

Interest expense in the first nine months of 2009 was $12.8 million, as compared to $3.8 million in the first nine months of 2008.  Interest expense in the first nine months of 2009 was higher than in the same period in 2008 due to suspension of interest expense capitalization in conjunction with the halting of our expansion projects, offset by the cessation of accruing interest on our Notes as of the Petition Date.  Interest expense in the first nine months of 2009 included $8.1 million of interest expense related to our Notes (compared to contractual interest of $22.5 million), pre-petition secured revolving credit facility interest expense of $1.7 million, interest expense on our DIP Facility of $1.1 million, and $1.9 million for amortization of deferred financing fees.  Interest expense in the first nine months of 2008 included $22.5 million in interest on our Notes and $0.8 million of amortization of deferred financing fees, reduced by capitalized interest of $19.5 million.

Other non-operating income for the first nine months of 2009 includes $1.2 million of realized net gains on corn derivative contracts versus net realized and unrealized losses in the first nine months of 2008 of $6.1 million.  We did not have any open derivative positions at the end of September 2009.  We do not mark to market forward physical contracts to purchase corn.

We recorded a reorganization expense of $30.1 million in the nine months ended September 30, 2009 relating to our Bankruptcy Cases.  This expense primarily consists of $5.3 million in professional fees incurred and a provision of $26.1 million for rejected executory contracts and leases, partially offset by gains of $1.3 million on the settlement of pre-petition vendor claims for less than amounts owed.

The income tax benefit recorded in the first nine months of 2009 totaled $7.3 million.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the establishment of valuation allowances as we expect to be unable to realize the tax benefit of our net operating loss carryforwards and other deferred tax assets.  For the first nine months of 2009, the Company increased its valuation allowance by $14.5 million, to $31.9 million at September 30, 2009 on its deferred tax assets to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

On November 6, 2009, the President of the United States signed The Worker, Homeownership, and Business Assistance Act of 2009.  Under the legislation, qualifying businesses may elect for tax purposes to carry back Net Operating Losses (NOLs) incurred in either 2008 or 2009 (but not for both years) for up to five years preceding the generation of the NOLs.  These businesses are able to offset 100% of their taxable income with their available NOLs in the four years preceding NOLs generation, and 50% of their taxable income in the fifth year preceding the generation of the NOLs.  The Company has generated NOLs in 2008 and 2009 for which utilization had been limited to two carry-back years under prior legislation.  We are currently evaluating the impact of the new law but expect to be able to recover certain taxes paid in prior years through this expanded opportunity to carry-back NOLs.

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

Ethanol Pricing

Ethanol prices rose to be above the spot cost to produce ethanol during the third quarter of 2009, making the cash spot margins positive.  As the supply of ethanol from plants which are currently under construction begins to make its way into the marketplace or plants that are currently shut-in begin to produce ethanol again, ethanol pricing may remain soft, and gross margins may be limited by changes in both ethanol pricing and production cost components.

As of September 30, 2009, we had contracts for delivery of ethanol totaling 37.0 million gallons through December 31, 2009.  All of these commitments were at spot prices (using various Platt, OPIS and AXXIS indices).  We did not have any commitments to sell ethanol past the fourth quarter of 2009.

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

At September 30, 2009, we had fixed the price of 1.3 million bushels of corn through December 2009 at an average cost of $3.35 per bushel.

Marketing Alliance

For the past few years, our marketing business was an important component of our business.  Using the gallons we sourced from third parties, we were able to distribute significantly more ethanol than we could have produced from our own equity production, thereby giving us a greater marketing presence without having to make capital investments.  However, with severely declining margins and general liquidity stress due to frozen credit markets, this marketing model no longer worked for our alliance partners or Aventine.  Beginning in the fourth quarter of 2008, we negotiated termination agreements with our marketing alliance partners and began to rationalize our distribution network to primarily focus on sales of our equity production.  We completed the termination of our marketing alliance during the first quarter of 2009.  Accordingly, ethanol sourced from marketing alliance partners has declined sharply in 2009.

Supply and Demand

According to the Renewable Fuels Association, the annual ethanol production capacity in the United States of plants currently in operation, those currently not producing, and those under construction is almost 14 billion gallons annually.  Presently this volume qualifies as renewable biofuels but not as advanced biofuels.  In 2014 the mandate for renewable biofuels is 14.4 billion gallons and for advanced biofuels is another 3.75 billion gallons (including 1.75 billion gallons of cellulosic biofuels) for a total Renewable Fuels Standard of 18.15 billion gallons. Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil, which currently qualifies as advanced biofuels.  While we cannot be certain as to industry operating rates or completion of plants under construction, this domestic production capacity, along with imports, may cause supply to exceed mandated demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol gross margins to decrease, perhaps substantially.

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

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	September 30, 2009 (Unaudited)	December 31, 2008

Cash and cash equivalents	$35,772	$23,339
Working capital	23,730	(294,039)
Total debt not subject to compromise	42,765	352,200
Current ratio	1.40	0.39

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

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and the ability to borrow under our DIP Facility.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Filing and expect that we will continue to incur significant professional fees and costs.  We cannot assure you that the amounts of cash available from operations, together with our DIP Facility, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

Funds available under our DIP Facility, together with cash generated from operations, are expected to be sufficient to fund operations of our business through the end of the first quarter of 2010.  However, funds available under our DIP Facility cannot be used for capital expenditures beyond those permitted in our DIP Facility budget, absent consent from the post-petition lenders and modification of the DIP Facility budget.  Consequently, at this time, we do not currently expect to complete construction of our Aurora, Nebraska or Mt. Vernon, Indiana expansion projects during bankruptcy.

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash provided by our DIP Facility.

Cash and cash equivalents.  For the first nine months of 2009, cash and cash equivalents increased by $12.4 million as compared to $19.1 million for the first nine months of 2008.  Cash and cash equivalents as of September 30, 2009 and December 31, 2008 were $35.8 million and $23.3 million, respectively.

Cash provided by operations.  Net cash provided by operating activities in the first nine months of 2009 was $23.2 million, as compared to cash provided by operating activities of $56.6 million for the first nine months of 2008.  Cash provided by operations in 2009 was reduced by significant operating losses incurred in the first nine months of 2009.  In the first nine months of 2009, we offset these large operating losses principally with the liquidation of accounts receivables and inventory, along with the receipt of alliance termination payments, offset somewhat by large reductions in accounts payable.  As a result of our Bankruptcy Filing, we did not pay pre-petition accounts payable as they came due, which provided cash from operations.

Cash available under our DIP Facility.  As of September 30, 2009, the Company has drawn $15 million of the DIP Facility.  The DIP Facility provides for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility can be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.

Uses of Liquidity

Our principal uses of liquidity are interest payments related to our pre-petition secured revolving credit facility and our DIP Facility, working capital, the funding of operating losses, and capital expenditures.

Payments related to our pre-petition secured revolving credit facility and our DIP Facility.  During the first nine months of 2009, we used a net $24.4 million of cash to make required principal reductions on our pre-petition secured revolving credit facility.  We did not make the $15 million interest payment due April 1, 2009 as required under our Notes.  As a result of the Bankruptcy Filing, the outstanding principal amount and accrued interest under our Notes became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  We also used $2.6 million of cash to pay interest on our pre-petition secured revolving credit facility and our DIP Facility.

Working capital.  Our net working capital position increased by $317.8 million during the first nine months of 2009.  The reclassification of our Notes and the related accrued interest payable from current liabilities to the long-term liability “Pre-petition liabilities subject to compromise” accounted for $307.5 million of the increase in working capital during the nine-month period ended September 30, 2009.  Excluding this reclassification, our working capital increased by $10.3 million during the first nine months of 2009.

Capital expenditures.  During the first nine months of 2009, we spent approximately $1.4 million on capital projects.  Of this amount, $1.1 million was spent on maintenance and environmental projects, while $0.3 million was spent on our suspended capacity expansion projects.

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

Debtor-in-Possession Debt Facility

Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt. Vernon, LLC and Aventine Renewable Energy — Aurora West, LLC (together the “Borrowers”), all indirect subsidiaries of the Company, together with the Company and all of the Company’s other direct or indirect subsidiaries, (together hereinafter called the “Guarantors”), entered into a DIP Facility among the Borrowers, the Guarantors, the lenders thereto, and Whitebox Advisors, as both the agent and a lender, on April 7, 2009.  The DIP Facility provides for a first priority debtor-in-possession financing composed of a term loan facility made available to the Borrowers in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility will be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent for the benefit of itself and the pre-petition lenders.  As of September 30, 2009, the

Debtors have drawn $15 million under the DIP Facility, which was the minimum amount required to be drawn.

The description of our DIP Facility below is qualified in its entirety by the full text of the DIP Agreement as described in the Debtor-in-Possession Credit Facility Term Sheet filed as Exhibit 10.1 to our Form 8-K filed on April 13, 2009.

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

As of September 30, 2009, the Debtors are in compliance with the terms of the DIP Facility.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims.  We have not accrued any amounts for environmental matters as of September 30, 2009.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices.  Market risk is the potential loss arising from adverse changes in market rates and prices.  In the ordinary course of business, we periodically enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, including price risk on anticipated purchases of corn, natural gas and the sale of ethanol.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended September 30, 2009 and 2008 was $3.47 and $5.79 per bushel, respectively.  For the nine months ended September 30, 2009 and 2008, our weighted average gross corn cost was $3.93 and $5.22 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At September 30, 2009, we had commitments to purchase approximately 1.3 million bushels of corn through December 2009 at an average price of $3.35 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  In order to reduce our market exposure to price decreases, we have in the past, at the time we enter into a firm-price purchase commitment, often entered into commodity forward contracts to sell a certain amount of corn at the then-current price for delivery to the counterparty at a later date.  We account for these commodity forward transactions under ASC 815 on Derivative Instruments and Hedging Activities. Such forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets, if any, is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at September 30, 2009.

We have also, in the past, entered into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases.  We accounted for these transactions under ASC 815.  These futures contracts were not designated as hedges and, therefore, were marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative contracts would be recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.  We did not have any of this type of derivative positions at September 30, 2009.

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.  At September 30, 2009, we did not have any commitments to purchase natural gas in advance at prices other than at market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  These normal sale transactions would not be marked to market.  At September 30, 2009, we had no outstanding contracts to sell ethanol at fixed prices.

We also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At September 30, 2009, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under ASC 815.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative position at September 30, 2009.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Interim Chief Executive Officer, President, and Interim Chief Financial Officer,  George T. Henning, Jr., the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Mr. Henning has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Mr. Henning, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Based upon evaluation by our management, which was conducted with the participation of Mr. Henning, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                   Exhibits

(a)   Exhibits

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: November 9, 2009	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)