Form 10-Q
period 2010-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2010-05-17
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  YES ☒  NO ☐

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 17, 2010
Common Stock, $0.001 Par Value	6,721,057 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) - One-month period ended March 31, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and three-month period ended March 31, 2009 (Predecessor)	1
	Condensed Consolidated Balance Sheets — March 31, 2010 (Successor -Unaudited) and December 31, 2009 (Predecessor)	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) - One-month period ended March 31, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and three-month period ended March 31, 2009 (Predecessor)	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	45

	PART II

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(In thousands except per share amounts)	2010	2010	2009
Net sales	$36,974	$77,675	$236,536
Cost of goods sold	(37,315)	(66,686)	(257,964)
Gross profit	(341)	10,989	(21,428)
Selling, general and administrative expenses	(5,158)	(4,608)	(9,741)
Other income (expense)	(1,064)	(515)	170
Operating income (loss)	(6,563)	5,866	(30,999)
Other income (expense):
Income from termination of marketing agreements	—	—	10,176
Interest income	1	—	11
Interest expense	(714)	(1,422)	(8,721)
Gain (loss) on derivative transactions	176	—	1,188
Income (loss) before reorganization items and income taxes	(7,100)	4,444	(28,345)
Reorganization items	—	(20,282)	—
Gain due to plan effects	—	136,574	—
Loss due to fresh start accounting adjustments	—	(387,655)	—
Loss before income taxes	(7,100)	(266,919)	(28,345)
Income tax benefit	—	(626)	(3,778)
Net loss	$(7,100)	$(266,293)	$(24,567)

Income (loss) per common share—basic	$(0.82)	$(6.14)	$(0.57)
Basic weighted-average number of shares	8,662	43,401	42,971

Income (loss) per common share—diluted	$(0.82)	$(6.14)	$(0.57)
Diluted weighted-average number of common and common equivalent shares	8,662	43,401	42,971

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor
	March 31,	December 31,
(In thousands except share and per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,933	$52,585
Accounts receivable	5,665	10,947
Inventories	21,527	24,237
Income taxes receivable	5,968	5,796
Prepaid expenses and other current assets	5,334	7,323
Total current assets	120,427	100,888

Property, plant and equipment, net	208,337	589,049
Restricted cash	14,488	7,451
Available for sale securities	5,223	5,442
Other assets	6,782	9,866
Total assets	$355,257	$712,696

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,252	$42,765
Accounts payable	15,697	11,164
Accrued payroll and benefits	2,680	2,242
Accrued interest	645	302
Other current liabilities	7,370	6,279
Total current liabilities	31,644	62,752

Pre-petition liabilities subject to compromise	—	365,549
Long-term debt	105,000	—
Deferred tax liabilities	2,491	2,936
Other long-term liabilities	2,554	13,927
Total liabilities	141,689	445,164

Stockholders’ equity:
Common stock, par value $0.001 per share; 15,000,000 and 185,000,000 shares authorized as of March 31, 2010 and December 31, 2009, respectively; 6,614,980 and 43,048,158 shares outstanding as of March 31, 2010 and December 31, 2009, respectively, net of 21,548,640 shares held in treasury as of December 31, 2009	7	44
Preferred stock, 5,000,000 and 50,000,000 shares authorized as of March 31, 2010 and December 31, 2009, respectively; no shares issued or outstanding	—	—
Additional paid-in capital	221,646	294,297
Retained deficit	(7,100)	(28,421)
Accumulated other comprehensive income (loss), net	(985)	1,612
Total stockholders’ equity	213,568	267,532
Total liabilities and stockholders’ equity	$355,257	$712,696

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(In thousands)	2010	2010	2009

Operating Activities
Net loss	$(7,100)	$(266,293)	$(24,567)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for rejected executory contracts and leases	—	9,590	—
Non-cash gain due to Plan effects	—	(136,574)	—
Non-cash loss due to fresh start accounting adjustments	—	387,655	—
Depreciation and amortization	1,030	2,795	4,380
Stock-based compensation expense	1,728	277	1,304
Deferred income tax	—	—	4,368

Gain on the sale of marketing alliance investments	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,498	2,560	33,967
Inventories	3,693	1,543	56,043
Other current assets	(1,114)	1,339	4,727
Restricted cash	797	(7,833)	—
Other assets	(773)	—	—
Accounts payable	(3,809)	7,061	(63,912)
Other current liabilities	1,087	341	(1,319)

Other long-term liabilities	31	(21,981)	62
Net cash provided by (used for) operating activities	(2,932)	(19,520)	14,053

Investing Activities

Additions to property, plant and equipment, net	(374)	(2,086)	(736)
Proceeds from the sale of marketing alliance investments	—	—	2,000
Net cash provided by (used for) investing activities	(374)	(2,086)	1,264

Financing Activities
Net repayments on revolving credit facilities	—	(27,765)	(37,778)
Repayment of debtor-in-possession debt facility	—	(15,000)	—
Proceeds from issuance of senior secured notes	—	98,119	—
Debt issuance costs	—	(1,190)	(876)
Proceeds from stock option exercises	—	96	—
Net cash provided by (used for) financing activities	—	54,260	(38,654)

Net increase (decrease) in cash and cash equivalents	(3,306)	32,654	(23,337)
Cash and cash equivalents at beginning of period	85,239	52,585	23,339
Cash and cash equivalents at end of period	$81,933	$85,239	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Basis of Reporting for Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of

Aventine Renewable Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Aventine”, the “Company”, “we”, “our” or “us” unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of March 31, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed except for the application of fresh start accounting as described in the following paragraph.

On February 28, 2010, the Company applied fresh start accounting which requires assets and liabilities to be reflected at fair value. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Aventine and its subsidiaries on a fresh start basis for the period following February 28, 2010 (“Successor”), and of Aventine and its subsidiaries on a historical basis for the periods through February 28, 2010 (“Predecessor”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include depreciation, income taxes, and fresh start accounting.  Actual results could differ from those estimates.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net income.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the two-month period ended February 28, 2010, the one-month period ended March 31, 2010, and the three- month period ended March 31, 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)           Emergence from Reorganization Proceedings and Related Events

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively, the “Debtors”), filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-11214 (KG)).  On December 4, 2009, the Debtors filed a joint chapter 11 plan of reorganization and a related disclosure statement with the Bankruptcy Court.  On January 13, 2010, the Debtors filed the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated as of January 13, 2010 (as modified, the “Plan”).  The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 (the “Confirmation Date”) and became effective on March 15, 2010 (the “Effective Date”), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.

Accounting Standards Codification (“ASC”) Section 852, Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared while the company remains in Chapter 11.  However, ASC 852 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition and prior to the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations.  The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by the Plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows.  ASC 852 became effective for Aventine on April 7, 2009, and Aventine segregated those items as outlined above for all applicable reporting periods subsequent to such date through the Effective Date.

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, Reorganizations, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values (the “Convenience Date”), because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company has selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the balance sheet at February 28, 2010 and in the statement of operations for the two months ended February 28, 2010.  The Statement of Operations for the one month ended March 31, 2010 reflects the results of successor operations.

The Company’s adoption of fresh start accounting results in the Company becoming a new entity as of the Effective Date, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. The consolidated financial statements on or after March 1, 2010 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods ended prior to February 28, 2010 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of the Effective Date. Reorganization equity value represents the Company’s estimate of the amount a willing buyer would pay for the Company’s net assets immediately after the reorganization.  This amount (approximately $219.9 million) was determined by Company management with assistance from an independent financial advisor, who developed the enterprise value using a combination of the following three measurement methodologies: 1) comparable public company analysis, 2) discounted cash flow analysis, and 3) precedent transactions analysis.  This amount was determined, in part, on economic, competitive and general business conditions prevailing at the time.  Descriptions of the different valuation methodologies are as provided below.

Comparable Public Company Analysis

A comparable public company analysis estimates value based on a comparison of the target company’s financial statistics with the financial statistics of public companies that are similar to the target company. It establishes a benchmark for asset valuation by deriving the value of “comparable” assets, standardized using a common variable such as revenues, earnings, cash flows and operating capacity.  The analysis includes a detailed multi-year financial comparison of each company’s income statement, balance sheet, cash flow statement and operating capacity.  In addition, each company’s performance, profitability, margins, leverage and business trends are also examined.  Based on these analyses, a number of financial multiples and ratios are calculated to gauge each company’s relative performance and valuation.

Precedent Transactions Analysis

Precedent transactions analysis estimates value by examining publicly announced merger and acquisition transactions. An analysis of the disclosed purchase price as a multiple of various operating statistics (particularly total annual production capacity in the case of the ethanol industry) reveals industry acquisition multiples for companies in similar lines of businesses to the Company. These transaction multiples are calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to the Debtors. These multiples are then applied to the Debtors’ annual production capacity to determine the total enterprise value or value to a potential buyer.

Discounted Cash Flow Approach

The discounted cash flow (“DCF”) valuation methodology relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. The DCF methodology is a “forward looking” approach that discounts the expected future cash flows by a theoretical or observed discount rate determined by calculating the weighted average cost of debt and equity capital (“WACC”) for publicly traded companies that are similar to the Debtors. The expected future cash flows have two components: the present value of the projected unlevered after-tax free cash flows for a determined period and the present value of the terminal value of cash flows (representing firm value beyond the time horizon of the financial projections).  The projected cash flows were discounted from the financial projections using the Debtors’ estimated WACC, and the terminal value of the Debtors was calculated using a per gallon multiple of operating capacity as is consistent with industry practice.

In performing the Comparable Public Company Analysis, it was determined that only one publicly available ethanol company is generally comparable to the Company.  Several ethanol producers were deemed not comparable or not usable for the purposes of the valuation because (i) their equity is privately held; (ii) ethanol production makes up less than 10% of sales and/or (iii) the companies are distressed.  For this reason, it was determined that the discounted cash flow analysis and precedent transactions analysis were the most pertinent valuation methodologies for the purpose of valuing the Company.  Accordingly, the discounted cash flow analysis and the precedent transactions analysis were each weighted at 40% and the comparable companies’ analysis was weighted at 20% in estimating the Company’s enterprise value.

The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of February 28, 2010.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

	February 28, 2010
		Reorganization		Fresh Start
(In thousands)	Predecessor	Adjustments (1)		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$66,866	$18,373	(2)	$—		$85,239
Accounts receivable	8,163	(1,000	)(3)	—		7,163
Inventories	22,694	—		2,526	(12)	25,220
Income taxes receivable	5,975	—		—		5,975
Prepaid expenses and other current assets	5,423	(1,210	)(4)	—		4,213
Total current assets	109,121	16,163		2,526		127,810

Property, plant and equipment, net	587,103	1,700	(2)	(379,970	)(12)	208,833
Restricted cash	7,452	7,832	(2)	—		15,284
Available for sale securities	6,207	—		—		6,207
Other assets	9,860	734	(5)	(4,423	)(12)	6,171

Total assets	$719,743	$26,429		$(381,867)		$364,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$42,765	$(37,513	)(2),(6)	$—		$5,252
Accounts payable	16,588	1,637	(7)	1,281	(12)	19,506
Accrued liabilities	2,327	—		—		2,327
Other current liabilities	6,837	—		—		6,837
Total current liabilities	68,517	(35,876)		1,281		33,922

Pre-petition liabilities subject to compromise	358,790	(358,790	)(9)	—		—
Long-term debt	—	98,119	(2)	6,881	(12)	105,000
Deferred tax liabilities	2,936	—		—		2,936
Other long-term liabilities	31,069	(28,545	)(10)	—		2,524
Total liabilities	461,312	(325,092)		8,162		144,382

STOCKHOLDERS’ EQUITY
Common stock	44	(37	)(11)	—		7
Additional paid-in capital	294,670	(74,754	)(11)	—		219,916
Retained earnings (deficit)	(38,657)	426,312	(11)	(387,655	)(13)	—
Accumulated other comprehensive income	2,374	—		(2,374	)(13)	—
Total shareholders’ equity (deficit)	258,431	351,521		(390,029)		219,923

Total liabilities and stockholders’ equity	$719,743	$26,429		$(381,867)		$364,305

Explanatory Notes

(1)  Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common stock, and the cancellation of Predecessor’s common stock.

(2)  Cash effects of the Plan:

Proceeds from Issuance of senior secured notes	$98,119
Payment of principal on secured revolving credit facility	(27,765)
Payment of interest and fees on secured revolving credit facility	(206)
Payment of principal on debtor-in-possession debt facility	(15,000)
Payment of interest on debtor-in-possession debt facility	(96)
Payment of secured claims to Kiewit Energy Company on expansion projects at Aurora, NE and Mt. Vernon, IN	(17,931)
Represents payment to Applied Process Technology International LLC for license agreements which provide the Company with all of the rights to the Delta-T Technology necessary to construct and operate the ethanol expansion facilities at Aurora West and Mt. Vernon	(1,700)
Fund additional restricted cash	(7,832)
Payments of priority and other secured claims and cure amounts	(4,876)
Payment of professional fees	(4,340)

Net change in cash and cash equivalents	$18,373

This entry records the proceeds from the issuance of senior secured notes and the payment of certain bankruptcy obligations in accordance with the Plan.  Cash of $7.8 million reclassified to restricted cash represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court.

(3)  The Company set-off $1.0 million of receivables from a certain customer against $1.7 million of payables due to the same counterparty, resulting in a net payout of $0.7 million to the customer/vendor, as discussed further in footnote (7) below.

(4)  Represents the write-off of the prepaid directors and officers insurance balance for the predecessor company of $1.6 million, plus $0.3 million reclassification of debt issuance costs related to the issuance of the senior secured notes and the new secured revolving credit facility to Other Assets, offset by the addition of a deposit on title insurance pertaining to the expansion Aurora West facility of $0.7 million

(5)  Represents the $0.7 million of debt issuance costs pertaining to the senior secured notes and the new secured revolving credit facility, of which $0.3 million was reclassified from Prepaid Expenses and Other Current Assets.

(6)  As noted above in explanatory note (2), the Company paid in full the $27.8 million pre-petition secured revolving credit facility and the $15.0 million debtor-in-possession loan, along with $0.3 million representing all respective accrued interest on said loans, in accordance with the Plan. Offsetting these reductions in debt, the Company issued a $5.3 million note payable due to Kiewit Energy as partial satisfaction of Kiewit Energy’s secured claim on the Aurora West ethanol expansion facility.

(7)  The increase consisted of $1.6 million of accrued priority, secured, and cure amounts not yet paid to claimants, $0.7 million of accrued Class 7 convenience claims also not yet paid to claimants, the $1.0 million accrued professional fee payable to a court-appointed financial advisor, all of which was offset by a $1.7 million reduction in payable due to a certain vendor/customer as discussed more thoroughly in footnote (3) above.

(8)  Reconciliation of enterprise value to determination of equity:

Total enterprise value	$240,000
Successor company cash balance at February 28, 2010	85,239
Accrued plan effects payments	(5,348)
Kiewit note	(5,252)
Restricted cash available upon emergence	10,284
Fair value of senior secured notes due March 15, 2015	(105,000)

Total shareholder’s equity	$219,923

(9) Represents the disposition of liabilities subject to compromise:

Liabilities subject to compromise discharged at emergence:
Accrued interest	$6,134
10% senior unsecured notes due 2017	117,897
Class 6 General Unsecured Claims	18,637
Class 7 Convenience Claims	1,302
$143,970

Liabilities subject to compromise paid in cash or settled via equity share distribution
Accrued interest on Notes (equity shares)	$9,366
10% senior unsecured notes due 2017 (equity shares)	182,103
Class 6 General Unsecured Claims (equity shares)	28,454
Class 7 Convenience Claims (paid or accrued for payment)	701
$220,624

Unamortized issuance costs of 10% senior unsecured note	$(5,804)

Total Disposition of Liabilities Subject to Compromise	$358,790

(10)  Due to the payment of priority and secured claims and cure amounts in accordance with the Plan, the Company recorded a $28.5 million reduction in other long-term liabilities under Plan Effects as follows:

Changes in Other Long-Term Liabilities

Partial settlement of the Kiewit Aurora West Secured Claim	$10,000
Payment in full of Kiewit Mt. Vernon Secured Claim	7,931
Issuance of a short-term Kiewit Note as partial settlement of the Kiewit Aurora West Secured Claim	5,252
Payment of Collateral for Public Utility Mt. Vernon Lien	1,894
Reclassification of Unpaid Priority, Secured, and Cure Amounts to Accounts Payable	1,582
Payment of Employee-related Priority Administrative Claims	937
Payment of Cure Amounts for Assumed Contracts	420
Payments of Other Secured Claims	333
Payment of Other Priority Administrative Claims Payments	196
Total	$28,545

(11)  Plan Effects adjustments to Stockholder’s Equity include the following:

•      Gain due to plan effects in the first quarter of 2010 of $136.6 million related to implementation of the plan of reorganization consisted of $144.0 million of liabilities subject to comprise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on the 10% senior unsecured notes and $1.6 million related to the write-off of Predecessor prepaid directors and officer insurance.

•      Elimination of predecessor equity balances comprised of:

•      common stock of $0.044 million,

•      additional paid-in capital of $294.7 million

•      Issuance of successor common stock comprised of:

•      common stock of $7 thousand

•      additional paid-in capital of $219.9 million

•      Adjustments to retained earnings of $426.3 million resulting from the net impact of all other plan effects.

(12)  The significant assumptions related to adjusting our assets and liabilities to fair value in connection with fresh start accounting include the following:

Cash, Accounts Receivable, Prepaid Assets and Other Current Assets, Accrued Liabilities, and Other Current Liabilities - We evaluated the fair value of financial instruments represented in current assets and current liabilities, including cash, accounts receivable, prepaid assets and other current assets, accrued liabilities, and other current liabilities.  Based upon our evaluations, we concluded that the carrying value approximates fair value of these financial instruments due to their short maturities or variable-rate nature of the respective balances.

Restricted Cash and Other Long-Term Liabilities - We evaluated the fair value of restricted cash and other long-term liabilities.  The restricted cash balances are held in interest-bearing accounts and we therefore concluded that the carrying value approximates fair value.  The other long-term liabilities principally represent company obligations related to pension and retiree medical costs.  Such liabilities are calculated using various assumptions including an assumed discount rate which we believe is reasonable, and we therefore concluded that carrying value of such long-term liabilities approximates fair value.

Inventories — Inventories consist primarily of agricultural and energy-related commodities including corn, ethanol, and coal.  The fair value of these commodities was determined through reference to prices that were publicly available at the time, as adjusted for physical location.

Property, plant and equipment — Property, plant and equipment was valued at fair value of approximately $208.8 million as of February 28, 2010.  The Company determined fair value with the assistance of an independent valuation firm.  In establishing fair value for the vast majority of the Company’s property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•      Physical depreciation — the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.

•      Functional obsolescence — a loss in value is due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•      Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.

Other Assets — Other assets include a long-term deposit for utilities against which the Company may apply certain future natural gas transportation charges.  The fair value of this deposit was determined based upon a discounted cash flow model for which the significant inputs include the Company’s estimated purchase timing and amount of natural gas, and the discount rate estimated to be 13%.  If the Company had applied a discount rate of 1% higher or lower, the fair value of the asset would have decreased or increased by $168 thousand or $177 thousand, respectively.

Accounts Payable — Accounts payable include an estimated liability associated with an off-market coal purchase contract which continues throughout 2010.  The fair value of this contract was determined through reference to coal prices that were publicly available at the time, as adjusted for physical location.  This liability will be amortized to income as the related coal purchases affect the cost of production.  For other accounts payable items, we evaluated such liabilities to determine fair value and concluded that the carrying value approximates fair value of these financial instruments due to their short maturities or variable-rate nature of the respective balances.

Long-Term Debt — Long-term debt was valued at fair value with the assistance of an independent valuation firm based on an analysis of market interest rates for guideline companies with similar debt and terms, interest rates for companies recently emerged from bankruptcy, and interest rates based on a synthetic debt rating.  Based on this analysis, we determined that a range of market interest rate for our $105 million of senior secured notes would be from 11.5% to 14.5%.  Based on the stated rate of the senior secured notes of 13% combined with the option to pay a portion of the interest in kind, we deemed the fair value to be the face value of the notes of $105 million.  If the interest rate was 1% higher or lower, the fair value of the debt would have increased or decreased by $1.2 million, respectively.

All fresh start adjustments noted above represent non-recurring fair value measurements and have been treated as non-cash adjustments in the consolidated statement of cash flows.

(13)  Adjustments required in order to report assets and liabilities at fair value under fresh start accounting resulted in a pre-tax charge of $387.7 million, which we reported as a loss due to fresh start accounting adjustments in the consolidated statement of operations for the two months ending February 28, 2010.

In addition, we eliminated the balance of accumulated other comprehensive gains (net of losses) totaling $2.4 million, which we classified as a loss within reorganization items in the consolidated statement of operations for the two months ending February 28, 2010.

(3)           Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for the Company beginning January 1, 2010.  Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Company’s consolidated financial statements because the Company does not hold variable interests in any variable interest entities.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the Company as of January 1, 2010, except for the requirement to provide the Level 3 activity on a gross basis, which is effective as of January 1, 2011. As the new guidance only pertained to disclosures, it had no impact on our consolidated financial position, results of operations or cash flows upon adoption.  See Notes 2 and 10 for further discussion of fair value measurements.

In February 2010, the FASB issued authoritative guidance to define a Securities and Exchange Commission (“SEC”) filer within the FASB Accounting Standards Codification and eliminate the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance.  We adopted the FASB guidance on the date of issuance, February 24, 2010. As the new guidance only pertained to disclosures, it had no impact on our consolidated financial position, results of operations or cash flows upon adoption.   See Note 22 for further discussion.

(4)           Inventories

Inventories are as follows:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Finished products	$15,582	$16,409
Work-in-process	1,927	2,430
Raw materials	2,395	2,938
Supplies	1,623	2,460
Totals	$21,527	$24,237

(5)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Prepaid insurance	$1,099	$3,257
Prepaid inventory	541	1,197
Prepaid benefits	241	279
Prepaid utility deposits	926	926
Other prepaid expenses	1,377	778
Other current assets	1,150	886
Totals	$5,334	$7,323

(6)           Short-term borrowings

The following table summarizes the Company’s short-term borrowings:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Secured revolving credit facility with JPMorgan Chase Bank	$—	$27,765
Debtor-in-possession debt facility	—	15,000
Senior secured revolving credit facility with PNC Bank	—	—
Note payable – Kiewit	5,252	—
Total short-term borrowings	$5,252	$42,765

Secured Revolving Credit Facility with JPMorgan Chase Bank

As of December 31, 2009, $9.6 million in letters of credit and $27.8 million in revolving loans were outstanding under our pre-petition amended secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender.  As a result of the Bankruptcy Cases, all the commitments under the Company’s pre-petition secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loan documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there was no longer any liquidity available to us under the pre-petition secured revolving credit facility.  Amounts owed under the Company’s pre-petition secured revolving credit facility were not included in “pre-petition liabilities subject to compromise” as the secured debt was adequately collateralized.  The Secured Revolving Credit Facility was collateralized by a first security lien on essentially all of the Company’s assets, except for assets of the Mt. Vernon facility.  The Company continued to accrue and pay interest on this credit facility in accordance with the Bankruptcy Court’s final debtor-in-possession (“DIP”) financing order.  As of December 31, 2009, the Company held a restricted cash account totaling $7.0 million providing collateral protection to the pre-petition lenders for certain outstanding letters of credit issued under this facility as provided for in a stipulation agreement among the Company, its pre-petition secured lenders, and the lenders under the Debtors’ post-petition debtor in possession credit facility (the “DIP Lenders”).

Prior to the Petition Date, borrowings on the secured revolving facility generally bore interest, at our option, at the following rates (i) the Eurodollar rate or the LIBO rate plus a margin of 4.5%, with a LIBO rate minimum of 3%, or (ii) the greater of the prime rate or the federal funds rate plus 0.50% (with a minimum rate of LIBOR plus 2.25%), plus a margin of 3.25%.  In addition, the following fees were also applicable: an unused commitment fee of 0.50% on unused borrowing availability, an outstanding letters of credit fee of 4.625%, and administrative and legal costs.

Effective with the Petition Date, the interest rate on the revolving credit facility loan reverted to a default rate of 10.5% per annum, while fees for outstanding letters of credit reverted to a default rate of 6.625% per annum.  Accrued interest and other fees were payable monthly.

The balances owed on this credit facility were paid in full on the Effective Date.  At March 31, 2010, the Company had $8.1 million in letters of credit outstanding as issued by the Prepetition Lenders.  The $8.1 million outstanding letters of credit were collateralized by $9.0 million in a restricted cash account.

Debtor-in-possession Credit Facility

On April 7, 2009, the DIP Lenders entered into a DIP term sheet for a $30 million Debtor-in-Possession Credit Facility (the “DIP Facility”) with the Debtors.  The Bankruptcy Court entered an interim order approving the DIP Facility on April 14, 2009 and entered an order approving the DIP Facility on a final basis on May 5, 2009 (the “Final DIP Order”).

As of December 31, 2009, the Company had drawn $15 million of its $30 million DIP Facility.  The DIP Facility and the Final DIP Order provided for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility could be used, among other things, to (i) fund the working capital and general corporate needs of the Company and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing pre-petition Secured Revolving Credit Facility.  The DIP Facility bore interest at 16.5%.  The maturity date of the DIP Facility was April 6, 2010, or upon the occurrence of certain pre-defined events including emergence from bankruptcy.  The DIP Facility was secured by a super-priority administrative expense claim on our assets.  As of December 31, 2009, the Company was in compliance with the terms of the DIP Facility.  The Company accrued and paid interest expense on this DIP Facility in accordance with the Bankruptcy Court’s Final DIP Order.

In accordance with the terms of the Plan, the balances owed on the DIP Facility were paid in full on the Effective Date.

Senior Secured Revolving Credit Facility with PNC Bank

Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and as agent (“PNC”), providing for a $20 million revolving credit facility (the “Revolving Facility”).  Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 14, 2013.  The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers.  The Revolving Credit Agreement contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances.  Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

Amounts outstanding under the Revolving Facility bear interest at a floating rate equal to, at the option of the Company, the alternate base rate (approximates Fed Funds Open Rate plus 0.5%) plus 3.00% or the Eurodollar rate plus 6.00%.  The Company will pay a commitment fee of 1.00% per annum for unused committed amounts under the Revolving Facility.  Interest is due monthly in arrears with respect to alternate base rate loans and at the end of each interest period with respect to Eurodollar rate loans.  For Eurodollar rate loans with interest periods greater than three months, interest is payable every three months from the first day of such interest period and on the last day of such interest period.

Up to $12 million of the Revolving Facility may be applied to letters of credit.  Issued letters of credit reduce availability under the Revolving Facility.  The Company will pay a fee for issued and undrawn letters of credit at 6.00% per annum of the average daily face amount of each outstanding letter of credit and a per annum fronting fee of 0.25% payable quarterly.

The Revolving Credit Agreement contains, and the Company and its subsidiaries will be required to comply with, customary covenants for facilities of this type, such as (i) affirmative covenants as to maintenance of existence, compliance with laws, preservation of collateral, environmental matters, insurance, payment of taxes, access to books and records, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of assets and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness, loans, guarantees, dividends, nature of business, transactions with affiliates, investments, asset dispositions, capital expenditures, mergers and consolidations, formation of subsidiaries, accounting changes and amendments to constituent documents.

The Revolving Credit Agreement includes customary events of default for facilities of this type, including (i) failure to pay principal, interest or other amounts when due, (ii) breach of representations and warranties, (iii) breach of covenants, (iv) bankruptcy, (v) occurrence of a material adverse effect, (vi) cross-default to other indebtedness, (vii) judgment default, (viii) invalidity of any loan document, (ix) failure of liens to be perfected, (x)  the occurrence of a change of ownership, (xi) loss of material licenses or permits, cessation of operations and the incurrence of certain ERISA liabilities.  Upon the occurrence and continuance of an event of default, the lenders may (i) terminate their commitments under the Revolving Facility, (ii) accelerate the repayment of all of the Company’s obligations under the Revolving Facility, and (iii) foreclose on the collateral granted to them.

The Revolving Credit Agreement grants a first priority lien (subject to certain exclusions) to PNC on the Company’s and its subsidiaries’ (i) accounts receivable, (ii) general intangibles related to accounts receivable and inventory, (iii) intellectual property, (iv) inventory, (v) investment property, (vi)  instruments related to the foregoing, (vii) deposit accounts, (viii) letters of credit, (ix) money, (x)letter-of-credit rights, (xi) books and records, and (xii) all proceeds of the foregoing.

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility is also collateralized by a $5.0 million restricted cash account.  The Company cannot count the $5.0 million restricted cash account in its borrowing base.

Total liquidity at March 31, 2010 was $89.3 million, comprised of $81.9 million in cash and cash equivalents and $7.4 million availability under our new Revolving Facility.  As of March 31, 2010, there were no amounts drawn against the Revolving Facility, and no outstanding letters of credit issued under our Revolving Facility.

Note payable - Kiewit

Pursuant to the Plan, on the Effective Date, the Company issued a note payable to Kiewit Energy Company for the principal amount of $5.3 million (the “Kiewit Note”).  The Kiewit Note bears interest at the rate of 5.00% per annum, compounded semi-annually, and matures on the earlier of (a) March 17, 2014 or (b) 120 days after the date on which the Company’s Aurora West ethanol facility is completed and operating at 90% of nameplate capacity.  Nameplate capacity is defined as production capacity of 108 million gallons per year of un-denatured ethanol.  No fair value adjustment was made to the carrying value of the Kiewit Note because the company intended to retire the note in the very short-term.

On April 30, 2010 the Company paid the Kiewit Note payable to Kiewit Energy Company for $5.3 million reflected in short-term borrowings on the consolidated balance sheet at March 31, 2010.

(7)           Long-term debt

The following table summarizes the Company’s long-term debt:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Senior unsecured 10% notes due April 2017	$—	$300,000
Senior secured 13% notes due March 2015	105,000	—
	105,000	300,000
Less: reclassification to pre-petition liabilities subject to compromise	—	(300,000)
Long-term debt, net	$105,000	$—

Senior Unsecured Notes

As of December 31, 2009, the Company had outstanding $300 million aggregate principal amount of senior unsecured notes.  The senior unsecured notes were issued pursuant to an indenture dated as of March 27, 2007, between the Company and Wells Fargo Bank, N.A., as trustee and were exchanged for registered notes with the same terms on August 10, 2007.  The senior unsecured notes are general unsecured obligations of the Company and its subsidiaries.  In April 2009, Deutsche Bank National Trust Company replaced Wells Fargo Bank as Successor Indenture Trustee.  As a result of the Bankruptcy Cases, the outstanding principal amount of the senior unsecured notes and accrued interest thereon became immediately due and payable, and such notes were reclassified to “pre-petition liabilities subject to compromise” (see Note 12).  The Company discontinued the accrual of interest on the senior unsecured notes beyond the Petition Date  Contractual interest expense not recorded from April 8, 2009 through December 31, 2009 would have totaled $21.9 million.  Contractual interest expense not recorded from January 1, 2010 through March 15, 2010 would have totaled $6.3 million.

Senior Secured Notes

Pursuant to the Plan, on the Effective Date, the Company issued and sold an aggregate of $105 million principal amount of 13% senior secured notes due 2015 (the “Notes”).  The Notes were issued under an indenture (the “Indenture”) dated as of the Effective Date among the Company, each of the Company’s direct and indirect wholly-owned subsidiaries, as guarantors (the “Guarantors”), and Wilmington Trust FSB, as trustee (in such capacity, the “Trustee”) and collateral agent (in such capacity, the “Collateral Agent”), in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Notes accrue interest at a rate of 13% for cash interest payments and 15% if the Company elects paid-in-kind (“PIK”) interest payments.  The Company may elect, prior to each interest payment date, to make each interest payment on the Notes (i) entirely in cash or (ii) 8/15 in cash and 7/15 in PIK interest.  The Notes are fully and unconditionally guaranteed by the Guarantors.  The Company will pay interest on the Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, starting on June 15, 2010. The Notes mature on March 15, 2015.  The Indenture permits the Company to issue additional Notes from time to time up to an aggregate principal amount of $50 million.  The Company will use the net proceeds from the issuance of the Notes to fund payments required to be made pursuant to the Plan, and for working capital and general corporate purposes.

The Notes and the guarantees of the Guarantors are secured by a first-priority lien on substantially all of the Company’s and the Guarantors’ assets (with certain exceptions) and by a second-priority lien on the Company’s and the Guarantors’ assets that are subject to the first-priority lien granted under the Revolving Facility with PNC Bank, as described in Note 6.

The Indenture contains various covenants that, subject to certain exceptions, among other things, limit or restrict the Company’s (and, in certain cases, the Guarantors’ or the Company’s restricted subsidiaries’) ability to (i)

incur or assume additional debt or provide guarantees in respect of obligations of other persons, (ii) issue convertible stock and  preferred stock, (iii) pay dividends or distributions or redeem or repurchase capital stock, (iv) prepay, redeem or repurchase debt, (v) make loans and investments, (vi) incur certain liens, (vii) impose limitations on dividends, loans or asset transfers from its subsidiaries, (viii) sell or otherwise dispose of assets, including capital stock of its subsidiaries, (ix) consolidate or merge with or into, or sell substantially all of its assets to, another person, (x) enter into transactions with affiliates, and (xi) impair the security interest in the collateral securing the Notes.

If a change of control of the Company occurs, each holder of Notes will have the right to require the Company to repurchase all or any part (equal to $2 thousand or an integral multiple of $1 thousand in excess of $2 thousand) of that holder’s Notes for an amount in cash equal to 101% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest on the Notes repurchased to the date of repurchase.

The Company must offer to repurchase the Notes at 100% of the principal amount of the Notes repurchased plus accrued and unpaid interest on the Notes repurchased to the date of repurchase if the aggregate sum of proceeds received by the Company from certain assets sales and events of loss and that are not used pursuant to the terms of the Indenture exceeds $5 million.

The Company may redeem the Notes in whole or in part prior to their maturity date for a premium to the outstanding principal amount, as provided in the Indenture.

The Indenture also provides for customary events of default, such as (i) failure to make payments when due, (ii) noncompliance with covenants, and (iii) occurrence of certain bankruptcy proceedings.   If an event of default occurs and is continuing, the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may accelerate payment of the principal of, and any accrued interest on, the Notes.   If an event of default occurs and is continuing or if the Company or the Guarantors do not comply with certain of their obligations under the registration rights agreement, interest on the Notes will accrue at an additional 2% per annum.

The Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, including indebtedness incurred under the Revolving Credit Agreement (see Note 6), and senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of March 31, 2010:

(In thousands)	March 31,

2011	$—
2012	—
2013	—
2014	—
2015	105,000
Total long-term debt payments	$105,000

(8)           Other Current Liabilities

Other current liabilities are as follows:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Deferred revenue	$5,647	$4,513
Accrued sales tax	9	10
Current portion of deferred income taxes	445	—
Accrued property taxes	1,218	817
Other accrued operating expenses	51	65
Reserve for uncertain tax positions (see Note 18)	—	855
Accrued interest on uncertain tax positions (see Note 18)	—	19
Totals	$7,370	$6,279

(9)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Unfunded postretirement benefit obligations	$1,913	1,984
Unfunded pension liability	536	442
Pre-petition liabilities not compromised	—	11,501
Reserve for uncertain tax positions (see Note 18)	86	—
Accrued interest on uncertain tax positions (see Note 18)	19	—
Totals	$2,554	$13,927

(10)         Fair Value Measurements

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above ASC 820 pricing levels as of March 31, 2010:

	Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at March 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$81,933	$81,933	$—	$—
Available for sale securities	$5,223	$5,223	$—	$—
Derivative contracts	$335	$335	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at March 31, 2010.

The Company recorded net gains of $0.2 million, $0.0 million, and $1.2 million, respectively, for the one-month period ended March 31, 2010, the two-month period ended February 28, 2010, and the three month period ended March 31,  2009, under “other non-operating income” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions it held during the respective periods.

The Company recorded a loss of $1.0 million for the one month ended March 31, 2010, a gain of $0.8 million for the two-month period ended February 28, 2010 and $451 thousand for the three month period ended March 31, 2009, respectively, under other accumulated comprehensive loss in the Consolidated Balance Sheet for the changes in the fair value of its available for sale securities.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2010 and December 31, 2009.

	Successor		Predecessor
	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes payable	$—	—	$(300,000))	(267,000)
Senior secured notes payable	$(105,000)	(105,000)	$—	—

The fair value of our senior unsecured notes is based upon quoted closing market prices at the end of the period.

The fair value of our senior secured fixed rate notes is based on analysis of market interest rates for guideline companies with similar debt and terms, interest rates for companies recently emerged from bankruptcy, and interest rates based on a synthetic debt rating.  Based on this analysis we determined that a range of market interest rate for our $105 million of Notes would be from 11.5% to 14.5%.  Based on the stated rate of the Notes of 13% combined with the option to pay a portion of the interest in kind we deemed the fair value to be the face value of the Notes at $105 million.  If the interest rate was 1% higher or lower, the fair value of the debt would have increased or decreased by $1.2 million, respectively.

(11)         Reorganization Items

ASC 852, Reorganizations, requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11.  The Company’s reorganization items for the two months ended February 28, 2010 consist of the following:

Predecessor
(in thousands)	Two months ended February 28, 2010

Provision for rejected executory contracts and leases	$9,590
Professional fees directly related to reorganization	8,776
Other (a)	1,916
Total reorganization items	$20,282

(a)   Other includes new claims allowed as cure settlements and priority claims and secured claims and other adjustments.

No additional reorganization expense will be recognized after February 28, 2010.

(12)         Pre-Petition Liabilities Subject to Compromise

Pre-petition liabilities subject to compromise refers to unsecured obligations that were accounted for under the Plan.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities were stayed.  ASC 852, Reorganizations, requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also include certain items that may be assumed under the Plan, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in April 2009, the Bankruptcy Court granted final approval of many of the Debtors First Day Motions covering, among other things, employee obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters were not classified as pre-petition liabilities subject to compromise.

The Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company’ operations with the approval of the Bankruptcy Court.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and were classified as “pre-petition liabilities subject to compromise”.  With certain specific exceptions, holders of pre-petition claims (excluding governmental entities holding governmental claims) were required to file proofs of claims by the “general bar date”, which was September 8, 2009.  A bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases on account of such claims.  Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowed amount and priority of the claim.  The determination of how liabilities would ultimately be treated could not be made until the Bankruptcy Court approved the Plan.  Accordingly, the ultimate amount or treatment of such liabilities was not determinable at December 31, 2009.  Amounts recorded at December 31, 2009 were the Company’s best estimate of the amounts the Bankruptcy Court would allow.

Pre-petition liabilities subject to compromise consisted of the following as of December 31, 2009:

(In thousands)	December 31, 2009

10% senior unsecured notes due 2017	$300,000
Provision for rejected executory contracts and other accruals	26,403
Pre-petition accounts payable	29,451
Accrued interest on senior unsecured notes	15,500
Unamortized issuance costs of 10% senior unsecured notes	(5,805)
Total pre-petition liabilities subject to compromise	$365,549

Pre-petition liabilities subject to compromise include trade accounts payable related to pre-petition purchases.  Accrued interest represents amounts due on the senior unsecured notes as of the Petition Date.  No interest was accrued on the senior unsecured notes subsequent to the Petition Date because such amounts were not expected to become part of an allowed claim.

All pre-petition liabilities subject to compromise have been paid, discharged, settled, or reclassified to accounts payable as of the Effective Date.

(13)         Warrants

In connection with the Plan, holders of allowed Class 9(a) Equity Interests received warrants to purchase up to an aggregate amount of 450,000 shares of common stock of the successor company at an exercise price initially set at $40.94 subject to adjustment exercisable through the earlier of March 15, 2015, or upon the occurrence of an acceleration event.  Each warrant entitles the registered owner thereof to purchase one share of common stock of the successor company.  The Company has estimated the fair value of these warrants at $6.7 million as of the Effective Date using the Black-Scholes Option Pricing Model (the “Option Pricing Model”).  The fair value of the warrants has been recorded in Additional Paid-In Capital in the Consolidated Balance Sheet.  Key assumptions used by the Company are summarized in the following table:

Expected volatility	85.5%
Expected dividend yield	0.0%
Risk free rate over the estimated expected life of the warrants	2.42%
Expected term (years)	5

(14)         Stock-Based Compensation Plans

The Predecessor’s stock-based compensation plan, 2003 Stock Incentive Plan (the “Predecessor Plan”) was adopted by the Predecessor’s Board of Directors (the “Board”) effective May 30, 2003, and was amended on each of September 6, 2005, December 12, 2005, March 22, 2007 and April 16, 2007.  The Predecessor Plan provided for the grant of awards in the form of stock options, restricted shares or units, stock appreciation rights and other equity-based awards to directors, officers, employees and consultants at the discretion of the Board or the Compensation Committee of the Board.  The Predecessor’s Plan was terminated by the Predecessor Board on February 23, 2010 pursuant to Article 16 of the Predecessor’s Plan.  Upon emergence from Chapter 11 bankruptcy protection, the Plan resulted in the cancellation of the existing equity securities.  As of the Effective Date, 1,573 options, 65 restricted stock units, and 76 restricted shares (all in thousands) were cancelled.  The Predecessor recognized $277 thousand  of stock-based compensation expense  during the two months ended February 28, 2010 and the remaining $2.4 million of unrecognized expense was recorded as part of the Plan effects.

The Successor’s stock-based compensation plan, Aventine Renewable Energy Holdings, Inc. 2010 Equity Incentive Plan (the “Successor Plan”), was adopted by the Successor Company Board on March 15, 2010.  The Successor Plan provides for the grant of awards in the form of stock options, restricted stock or units, stock appreciation rights and other equity-based awards to directors, officers, employees and consultants or advisors (and prospective directors, officers, employees and consultants or advisors) of the Successor Company or its affiliates at the discretion of the Board or the Compensation Committee of the Board.  The term of awards granted under the Successor Plan is determined by the Board or by the Compensation Committee of the Board, and cannot exceed ten years from the date of the grant.  The maximum number of shares of common stock that may be issued under the Successor Plan is limited to 855,000.  Unless terminated sooner, the Successor Plan will continue in effect until March 15, 2020.

The Successor values its share-based payments awards using a form of the Black-Scholes Option Pricing Model.  The determination of fair value of share-based payment awards on the date of grant using the Option Pricing Model is affected by our stock price as well as the input of other subjective assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).    The Company estimated volatility by considering, among other things, the historical volatilities of public companies engaged in similar industries.  Pre-vesting forfeitures are estimated to be 0% due to the nature of the vesting schedules for the limited number of grants made to executives.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

For the two months ended February 28, 2010, the Predecessor recognized $277 thousand of pre-tax stock-based compensation expense, of which $86 thousand was charged to cost of sales and $191 thousand was charged to selling, general and administrative expense.  Pre-tax stock-based compensation expense for the Successor Company for the one month ended March 31, 2010  was $1.7 million, all of which was charged to selling, general and administrative expense.  The Predecessor recognized $1.3 million of pre-tax stock-based compensation expense, all charged to selling, general and administrative expense for the period ending March 31, 2009.  Stock-based compensation reduced earnings per share by $0.02 per basic and fully diluted share for the three months ended March 31, 2009 and by $0.00 per basic and $0.00 per fully diluted for the Predecessor for the two months ended February 28, 2010 and by $0.12 per basic and fully diluted share for the Successor for the one month ended March 31, 2010.  The Company recorded pre-tax stock-based compensation expense for the three months ended 2010 and 2009 as follows:

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(in millions)	2010	2010	2009

Stock-based compensation expense:
Non-qualified stock options	$0.5	$0.3	$1.2
Restricted stock	0.6	—	0.1
Restricted stock units	0.6	—	—
Long-term incentive stock plan	—	—	—
Totals	$1.7	$0.3	$1.3

As of March 31, 2010 and 2009, the Company had not yet recognized compensation expense on the following non-vested awards:

	Successor 2010		Predecessor 2009
(in millions)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)	Non- recognized Compensation	Weighted Average Remaining Recognition Period (years)

Non-qualified options	$1.9	1.8	$8.0	1.8
Restricted stock	1.2	1.5	0.6	0.6
Restricted stock units	2.7	1.4	0.1	0.2
Total	$5.8	1.7	$8.7	1.7

The Company granted stock options during the quarters ended March 31, 2010 and 2009.  The determination of the fair value of the stock option awards, using the Black-Scholes Option Pricing Model, incorporated the assumptions in the following table for stock options granted during the quarters ended March 31, 2010 and 2009.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.  The expected option term is calculated using the “simplified” method permitted by SAB 107.  Assumptions for options granted in the quarters ended March 31, 2010 and 2009 are as follows:

	Successor 2010	Predecessor 2009
Expected stock price volatility	85.5%	58.0%
Expected life (in years)	6.0	6.5
Risk-free interest rate	2.42%	2.17%
Expected dividend yield	0.0%	0.0%
Weighted average fair value	$15.81	$0.10

The following table summarizes stock options outstanding and changes for the Successor Company for the period ended March 31, 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding — March 1, 2010	—	$—	—	$—
Granted	154	45.60	10.0	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—
Options outstanding — March 31, 2010	154	$45.60	10.0	$—
Options exercisable — March 31, 2010	32	$45.60	10.0	$—

Restricted stock award activity for the Successor for the one month ended March 31, 2010 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested restricted stock awards — March 1, 2010	—	$—
Granted	71	24.94
Vested	(21)	24.94
Cancelled or expired	—	—
Unvested restricted stock awards — March 31, 2010	50	$24.94

Successor restricted stock unit award activity for the one month ended March 31, 2010 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Award

Unvested Restricted stock unit awards — March 1, 2010	—	$—
Granted	133	24.94
Vested	(21)	24.94
Cancelled or expired	—	—
Unvested restricted stock unit awards — March 31, 2010	112	$24.94

(15)         Interest Expense

The following table summarizes interest expense:

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(in thousands)	2010	2010	2009

Interest expense – senior unsecured notes	$—	$—	$7,500
Interest expense – senior secured notes	645	—	—
Interest expense – revolving credit facility.	—	600	284
Interest expense – debtor in possession debt facility	—	502	—
Amortization of deferred debt issuance costs	—	313	922
Other	69	7	15
Interest expense	$714	$1,422	$8,721

(16)         Retirement and Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.1 million for the one month period ended March 31, 2010, $0.1 for the two-month period ended February 28, 2010, and $0.3 million for the three month periods ended March 31, 2010 and 2009.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of an employee’s contribution to the plans.  On March 13, 2009, we terminated 25 employees as part of a planned reduction in force.  As a result of these terminations, we accelerated the vesting of the Company’s matching portion of these employee’s previously unvested contributions.  As a result of this accelerated vesting, there was no additional expense to the Company.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, Illinois production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(In thousands)	2010	2010	2009

Service cost	$28	$56	$72
Interest cost	45	87	124
Expected return on plan assets	(58)	(115)	(179)
Amortization of prior service costs	—	7	11
Amortization of net actuarial loss	—	14	—
Net periodic pension cost	$15	$49	$28

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Successor	Predecessor	Predecessor
	One month ended March 31,	Two months ended February 28,	Three months ended March 31,
(In thousands)	2010	2010	2009

Service cost	$5	$12	$19
Interest cost	10	20	26
Amortization of prior service costs	—	(4)	(9)
Net periodic pension cost	$15	$28	$36

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting the Company’s cost to provide healthcare benefits to its eligible active and retired employees.  The PPACA has both short-term and long-term implications on benefit plan standards.  Implementation of this legislation is planned to occur in phases, beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs.  While the Company anticipates that costs to provide healthcare to eligible active employees and certain retired employees will increase in future years, it is uncertain at this time, how significant the increase will be.

(17)         Derivative Instruments and Hedging

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  Historically, we have used derivative financial instruments to manage commodity prices.  Derivatives used are primarily commodity futures contracts, swaps and option contracts.

We apply the provisions of ASC 815, Derivatives and Hedging, for the Company’s derivatives.  The Company’s futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative instruments is recognized in other current assets or liabilities in the Consolidated Balance Sheet, net of any cash received from the brokers.

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2009 and March 31, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  We have elected to account for these transactions as normal sales transactions under ASC 815, and accordingly, have not marked these transactions to market.

Derivative instruments not designated as hedging instruments under ASC 815 at March 31, 2010 and December 31, 2009 were as follows:

		Fair Value (in thousands)
Type	Balance Sheet Classification	March 31, 2010	December 31, 2009
		Successor	Predecessor
Short corn future positions	Other current assets	$221	$—

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the one month period ended March 31, 2010, two month period ended February 28, 2010 and the three month period ended March 31, 2009 are as follows:

		Fair Value (in thousands)
		March 31,	February 28,	March 31,
Type	Statement of Operations Classification	2010	2010	2009
		Successor	Predecessor	Predecessor
Short corn future positions	Other non-operating income/(expense)	$176	$—	$1,188

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(18)         Income Taxes

For the one month ended March 31, 2010, two months ended February 28, 2010 and three months ended March 31, 2009, the Company recorded a provision for income taxes as shown below. The tax provision in future periods will vary based on current and future permanent and temporary differences, as well as future operating results.

Current and deferred income tax expense (benefit) is as follows:

	Successor	Predecessor
	One Month Ended March 31,	Two Months Ended February 28,	Three Months Ended March, 31
	2010	2010	2009

Current benefit:
Federal income taxes	$—	$(562)	$(7,753)
State income taxes	—	(64)	(895)

Current income tax benefit	—	(626)	(8,648)

Deferred expense :
Federal income taxes	—	—	4,370
State income taxes	—	—	500

Deferred income tax expense	—	—	4,870

Total income tax benefit	$—	$(626)	$(3,778)

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the one month ended March 31, 2010, two months ended February 28, 2010 and the three months ended March 31, 2009 principally due to the impact of state and local taxes, net of federal benefit, non-includable reorganization income, tax deductible goodwill, increases in valuation allowances, non-deductible reorganization expenses, and other permanent differences between book and tax.

Deferred income taxes included in our Consolidated Balance Sheet reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes.

Significant components of our deferred tax assets and liabilities are as follows at March 31, 2010 and December 31, 2009:

	Successor	Predecessor
(In thousands)	March 31, 2010	December 31, 2009

Current deferred tax asset	$3,716	$3,305
Valuation allowance	(3,640)	(2,326)
Net current deferred tax asset	$76	$979

Current deferred tax liability	$521	$979

Long-term deferred tax liabilities:

Basis of property, plant and equipment	$—	$4,759
Benefit obligations	33	61
Partnership investment	4,648	4,744

Accumulated other comprehensive income	—	1,031
Available for sale securities	1,250	—
Other	—	207
Long-term deferred tax liability	$5,931	$10,802

Long-term deferred tax assets:

Basis of property, plant and equipment	$141,114	$—
Capital losses	4,647	13,739
Unrealized loss on bankruptcy	—	9,633
Investment in marketing alliances	688	1,213

Accumulated other comprehensive income	830	—
State NOL’s	2,614	1,568
Stock-based compensation	—	5,793
Debt issuance costs and original issue discount	18,731	—
Valuation allowance	(165,184)	(24,080)
Long-term deferred tax assets	$3,440	$7,866

Net deferred tax liability	$(2,936)	$(2,936)

The Company records a valuation allowance on its deferred tax assets to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.  Due to the Company’s history of losses, allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  The net increase in valuation allowance for the three months ended March 31, 2010 is attributable to a significant increase in our deferred tax assets related primarily to a write down in the net book value of fixed assets as part of fresh start accounting.

The current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference.  If the deferred tax asset or liability is not based on a component of a balance of our balance sheet, such as our state net operating loss (“NOL”) carryforwards, the classification is presented based on the expected reversal date of the temporary difference.  Our valuation allowance has been classified as current and noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Company expects to recognize approximately $52 million of cancellation of debt income resulting from the Plan related to the Company’s bankruptcy reorganization that will reduce available current year tax losses, capital loss carryforwards, and the tax basis in other assets. After consideration of this reduction, the Company expects to have no NOL carryforwards available to offset future federal taxable income.

Further, the consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code, which limits the Company’s ability to utilize certain carryover tax attributes. The Company’s net unrealized built in losses (“NUBIL”) may be limited by Section 382 which could potentially result in the significant acceleration of tax payments. The Company’s state net operating loss carryforwards are also subject to similar, but varying, restrictions on their future use.

As of March 31, 2010, we had $0.1 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At March 31, 2010 our liability for unrecognized tax benefits is included in other current liabilities on the condensed consolidated balance sheet.

Our federal income tax returns for 2006 to 2008 are open for examination under the federal statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitations open from 2005 to 2008.

(19)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with ASC 260, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).  In accordance with ASC 260, shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share.  Accordingly, 1.9 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the three months ended March 31, 2010.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	One Month Ended March 31,	Two Months Ended February 28,	Three Months Ended March 31,
(In thousands, except per share data)	2010	2010	2009

Net income (loss)	$(7, 100)	$(266,293)	$(24,567)

Weighted average shares and share equivalents outstanding:
Basic shares	8,662	43,401	42,971
Dilutive non-qualified stock options and RSU’s	—	—	—
Diluted weighted average shares and share equivalents	8,662	43,401	42,971

Income (loss) per common share - basic:	$(0.82)	$(6.14)	$(0.57)
Income (loss) per common share - diluted:	$(0.82)	$(6.14)	$(0.57)

We had additional potentially dilutive securities outstanding representing options of 154 thousand common shares at March 31, 2010 (Successor) and 3.6 million common shares at  March 31, 2009 (Predecessor) that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with ASC 260.

(20)                          Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Successor	Successor	Predecessor
(In thousands)	One Month Ended March 31, 2010	Two Months Ended February 28, 2010	Three Months Ended March 31, 2009
Net Income (Loss) attributable to controlling interest	$(7,100)	$(266,923)	$(24,567)
Unrealized gain (loss) on available for sale securities	(985)	765	450
Unrecognized pension and postretirement liabilities, net of tax	—	(3)	1
Comprehensive income (loss)	$(8,085)	$(266,161)	$(24,116)

(21)         Industry Segment

The Company operates in one reportable business segment, the manufacture and marketing of fuel-grade ethanol.

(22)         Litigation

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Company’s subsidiaries that are part of the Bankruptcy Filing include Aventine Renewable Energy, LLC, a Delaware limited liability company, Aventine Renewable Energy, Inc., a Delaware corporation; Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; and Nebraska Energy, LLC, a Kansas limited liability company.  The Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case Number 09-11214 (KG).  Aventine continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until it emerged from bankruptcy on March 15, 2010.  As a result of the commencement of the Chapter 11 cases, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Company filed the Plan on January 13, 2010.  The Plan was confirmed on the Confirmation Date and became effective on the Effective Date.

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as “JP Morgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois.  The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  At this time, we cannot be certain as to the outcome of this litigation.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings, other than those described herein, that we believe could have a material adverse effect upon our business, operating results or financial condition.

(23)         Subsequent Events

The Company evaluated subsequent events through the time of filing this document with the SEC, identifying no subsequent events which have accounting or disclosure impacts, except as follows:

The Company, through its wholly-owned subsidiaries Aventine Renewable Energy — Aurora West, LLC and Aventine Renewable Energy — Mt. Vernon, LLC, entered into separate, but substantially identical short form contracts (the “Short Form Contracts”) with Fagen, Inc. (“Fagen”) to construct ethanol facilities in Aurora, Nebraska (the “Aurora Agreement”) and Mount Vernon, Indiana (the “Mt. Vernon Agreement”) (the “Ethanol Facilities”). The Company entered into the Aurora Agreement on April 23, 2010, and the Mt. Vernon Agreement on May 4, 2010.  Under the terms of the Short Form Contracts, Fagen will provide labor, construction equipment and construction consumables necessary to complete the Ethanol Facilities in accordance with the Company’s design and specifications.  The targeted cost of completion under the Aurora Agreement is approximately $25.1 million.  The targeted cost of completion under the Mt. Vernon Agreement is approximately $21.4 million.  The Company may order changes in the work done under the Short Form Contracts, and, consequently, the contract sums may be adjusted accordingly.

The Short Form Contracts were entered into with the express intention that the contracts did not reflect the full and final agreement of the parties.  The Short Form Contracts state that if the parties are unable to come to final terms as of May 10, 2010, with respect to the Aurora Agreement and as of May 17, 2010, with respect to the Mt. Vernon Agreement, then Fagen has the right to terminate the agreements and be paid for costs incurred to that date plus a fee in the amount of 15% of all costs.  As discussed below, with regard to the Aurora Agreement, the Company and Fagen entered into a final agreement on May 14, 2010, and Fagen did not indicate its desire to require payment for costs incurred thereunder.

Fagen may terminate the respective Short Form Contract if work is stopped by any public authority for 30 days or more through no fault of Fagen or if the Company fails to pay Fagen any payment within 30 days after it is due, upon seven days’ written notice to the Company.  Fagen will be entitled to request reimbursement for costs incurred under certain agreed upon circumstances.  If the Company wrongfully refuses to accept such costs within seven days of receipt of Fagen’s requests, upon seven days’ written notice to the Company, Fagen may terminate the respective Short Form Contract.  The Company may, upon seven days’ written notice, terminate the respective Short Form Contract if Fagen defaults in its performance of the construction or violates any of the provisions of the respective Short Form Contract.

The Company, through its wholly-owned subsidiaries Aventine Renewable Energy — Aurora West, LLC and Aventine Renewable Energy — Mt. Vernon, LLC, entered into separate, but substantially identical construction agreements (individually, the “Aurora Construction Agreement” and the “Mt. Vernon Construction Agreement” and collectively, the “Construction Agreements”) with Fagen, which are intended to supersede and replace the Short Form Contracts to construct the Ethanol Facilities.  The Company entered into the Aurora Construction Agreement on May 14, 2010, with an effective date of April 12, 2010.  The Company entered into the Mt. Vernon Construction Agreement on May 17, 2010, with an effective date of April 29, 2010.  Under the terms of the Construction Agreements, Fagen will perform all work and services in connection with the construction of the Ethanol Facilities, and provide all material, equipment, tools and labor necessary to complete the Ethanol Facilities (the “Work”).  The targeted cost of completion, including Fagen’s minimum completion fee, under the Aurora Construction Agreement is approximately $25.1 million, subject to adjustments of Fagen’s completion fee.  The targeted cost of completion, including Fagen’s minimum completion fee, under the Mt. Vernon Construction Agreement is approximately $21.4 million, subject to adjustments of Fagen’s completion fee.  The Company and Fagen may agree to changes in the Work, and, consequently, the contract sums may be adjusted accordingly.

In addition to a mobilization fee, the Company is required to make monthly progress payments under the Construction Agreements.  The Construction Agreements provide for penalties, work suspension and negation of warranties if payments are not timely made.

Under the Construction Agreements, physical completion of the Work (“Mechanical Completion”) is to be achieved no later than September 1, 2010, subject to adjustment in accordance with the Construction Agreements (the “Scheduled Mechanical Completion Date”).  Final completion of the Work is to be achieved within 90 days after the earlier of the actual date of Mechanical Completion or the Scheduled Mechanical Completion Date.

The Company may, upon compliance with the cure opportunities provided in the Construction Agreements, terminate the respective Construction Agreement upon Fagen’s failure to abide by certain terms of the respective Construction Agreement.  Fagen may, upon compliance with the cure opportunities provided in the Construction Agreements, stop Work under the respective Construction Agreement for the Company’s failure to make payments when due.  Fagen may, upon compliance with the cure opportunities provided in the Construction Agreements, terminate the respective Construction Agreement for the Company’s failure to make payments seven days after Fagen has stopped Work or for certain Work stoppages of durations described in the Construction Agreements that are not the fault of Fagen.

There is no material relationship between Fagen and the Company other than as set forth above.

On April 30, 2010 the Company paid the Kiewit Note payable to Kiewit Energy Company for $5.3 million reflected in short-term borrowings on the consolidated balance sheet at March 31, 2010.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Part II, Item 1A of this Quarterly Report on Form 10-Q.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three month periods ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The Company emerged from bankruptcy on March 15, 2010.   On the Effective Date, the Company implemented fresh-start reporting in accordance with U.S. GAAP.  Thus, the consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company has combined the results for the three months ended March 31, 2010.  The combined period has been compared to the three months ended March 31, 2009.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Recent Events

On April 7, 2009, the Company and all of its direct and indirect subsidiaries (the “Company”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  From the Petition Date through the Effective Date, the Company operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case No. 09-11214 (KG).  In general, as a debtor-in-possession, the Company was authorized under the Bankruptcy Code to continue to operate as an ongoing business, but could not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.  The companies specifically are (i) Aventine Renewable Energy Holdings, Inc.; (ii) Aventine Renewable Energy, LLC, a Delaware limited liability company; (iii) Aventine Renewable Energy, Inc. a Delaware corporation; (iv) Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; (v) Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; (vi) Aventine Power, LLC, a Delaware limited liability company, and (vii) Nebraska Energy, LLC, a Kansas limited liability company.

In order to successfully exit Chapter 11, Aventine needed to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfied the requirements of the Bankruptcy Code.  A plan of reorganization could, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.  In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization had to be accepted as described below by holders of impaired claims and equity interests in order to become effective.  Aventine filed its Plan on January 13, 2010.  The Plan was confirmed by the Bankruptcy Court by entry of an order on February 24, 2010.  The Plan was declared effective on March 15, 2010.  In connection with the Plan, Aventine:

•      appointed a new management team and six new directors to our Board of Directors;

•      issued and sold an aggregate of $105 million principal amount of our Notes and 1,710,000 shares of common stock to holders of our pre-petition notes that subscribed to the sale of our Notes;

•      began a pro rata distribution of shares of common stock to holders of our pre-petition notes and to holders of allowed general unsecured claims, with an initial distribution of 4,904,980 shares to holders of pre-petition notes and 71,118 shares to holders of allowed general unsecured claims, out of a total of 6,840,000 shares available;

•      entered into the revolving credit and security agreement with PNC Bank, National Association, providing for a $20 million revolving credit facility;

•      entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, pursuant to which we issued warrants to purchase an aggregate of 450,000 shares of common stock to holders of equity interests prior to our emergence from bankruptcy;

•      amended and restated our organizational documents and those of our subsidiaries; and

•      adopted a 2010 equity incentive plan providing for the issuance of up to 855,000 shares of common stock, subject to adjustment.

Under Section 365 of the Bankruptcy Code, Aventine was able to assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constituted a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieved Aventine of its future obligations under such lease or contract but created a pre-petition claim for damages caused by such breach or rejection, subject to Aventine’s right to review and contest such claim.  Parties whose contracts or leases were rejected were allowed to file claims against Aventine for damages.  Generally, the assumption of an executory contract or unexpired lease required Aventine to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.  Due to the uncertain nature of the remaining disputed and unresolved claims, the Company is unable to project the magnitude of such claims with any degree of certainty.  There may be differences between the amount of Successor Company common stock reserved by the Company for such pre-petition liabilities compared to the amount claimed by Aventine’s creditors.  Significant litigation may be required to resolve any such disputes or discrepancies.

Executive Summary of Financial Results

The net loss for the first quarter of 2010 was $273.4 million as compared to a net loss of $24.6 million in the first quarter of 2009.  The primary factors in the net loss in the first quarter of 2010 were a $136.6 million gain due to plan effects and a $387.7 million loss due to fresh start accounting adjustments pertaining to the Company’s Chapter 11 bankruptcy proceedings.  Additionally, the Company recognized $20.3 million of reorganization cost in 2010.  The loss before reorganization items and income taxes for the first quarter of 2010 was $2.7 million compared to $28.3 million in 2009.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, increased from $0.53 per gallon in the first quarter of 2009 to $0.97 per gallon in the first quarter of 2010.  The average sales price per gallon of ethanol increased in the first quarter of 2010 to $1.82 per gallon from the $1.69 average received in the first quarter of 2009.  Corn costs during the first quarter of 2010 averaged $3.67 per bushel, as compared to $4.25 per bushel in the first quarter of 2009.  Conversion cost in the first quarter of 2010 was $0.52 per gallon as compared to $0.59 per gallon in the first quarter of 2009.

Gallons of ethanol sold in the first quarter of 2010 decreased to 49.0 million gallons, as compared to 120.8 million gallons in the first quarter of 2009.  The decrease resulted from the winding-down of our marketing alliance and purchase resale operations during the first quarter of 2009.  Gallons produced during the first quarter of 2010 increased to 48.1 million gallons from 46.4 million gallons in the first quarter of 2009.

The net impact of selling gallons held in inventory at the end of the fourth quarter of 2009 sold in the first quarter of 2010 offset by the increase in value of inventory from $1.44 per gallon at December 31, 2009 compared to $1.46 per gallon at March 31, 2010 was an increase in cost of goods sold of approximately $0.8 million.  The average inventory cost of $1.46 per gallon at the end of the first quarter of 2010 versus $1.44 at the end of the fourth quarter of 2009 reflects the higher costs related to gallons purchased for resale partially offset by a lower of cost or market adjustment in March.  Decreasing prices throughout the first quarter of 2009 had a negative economic impact on cost of goods sold of approximately $3.0 million related to gallons purchased for resale (including a $1.1 million lower of cost or market adjustment at March 31, 2009).  An additional increase in cost of goods sold of $2.8 million related to the adjustment of ethanol inventory to fair market value in February was recognized in March as the product was sold.

Our inventory is valued based upon a weighted average of our cost to produce ethanol and the price we pay for ethanol that we have purchased from other producers.  Due to the dissolution of the marketing alliance in early 2009, we no longer make purchases of ethanol from alliance partners but continue to engage in purchase/resale transactions, as needed, to fulfill our sales commitments.  Changes, either upward or downward, in our purchased cost of ethanol or our own production costs, will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

Other income (loss) was a loss of $1.6 million in the first quarter of 2010 compared to $0.2 million in the first quarter of 2009.  The loss in the first quarter of 2010 included $0.4 million of expense related to penalties owed for failure to complete the Aurora West expansion facility by July 1, 2009 and $1.1 million of expense related to a contract amendment.  During the first quarter of 2009, we recognized income from the termination of marketing agreements with alliance partners totaling $10.2 million.

Interest expense in the first quarter of 2010 was $2.1 million, as compared to $8.7 million in the first quarter of 2009.  Interest expense in the first quarter of 2010 was primarily lower as we ceased the accrual of interest on our $300 million aggregate principal 10.0% senior unsecured notes issued March 27, 2007 as of the Petition Date.  Interest expense in the first quarter of 2010 includes $0.6 million in interest on our $105 million senior secured notes issued March 15, 2010, $0.5 million in interest on our debtor-in-possession debt facility, $0.6 million in interest on our secured revolving credit facility, and $0.4 million of amortization of deferred financing fees.  Interest expense in the first quarter of 2009 included $7.5 million in interest on the senior unsecured notes issued March 27, 2007, $0.3 million in interest on our secured revolving credit facility, and $0.9 million of amortization of deferred financing fees.

We have significantly reduced our hedging activity after the first quarter of 2009.  Our gain on derivative transactions has decreased from $1.2 million for the first quarter of 2009 to only $0.2 million for the first quarter of 2010.  We did not have any open derivative positions at the end of the first quarter of 2009.  We do not mark to market forward physical contracts to purchase corn as they are considered normal purchases and normal sales transactions.

Reorganization items of $20.3 million in the first quarter of 2010 were comprised primarily of professional fees directly related to the reorganization and a provision for rejected executory contracts and leases. There were no reorganization items in the first quarter of 2009.

Gain due to plan effects in the first quarter of 2010 of $136.6 million related to implementation of the plan of reorganization consisted of $144.0 million of liabilities subject to comprise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on the 10% senior unsecured notes and $1.6 million related to the write-off of Predecessor prepaid directors and officer insurance.

Loss due to fresh start accounting adjustments of $387.7 million in the first quarter of 2010 consisted of adjustments required to report assets and liabilities upon emergence from bankruptcy at fair value.

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Total gallons of ethanol sold in the first quarter of 2010 decreased to 49.0 million gallons, versus 120.8 million gallons sold in the first quarter of 2009.  Gallons of ethanol were sourced as follows:

For the Three Months Ended March 31,

(In thousands, except for percentages)	2010	2009	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	48,071	46,354	1,717	3.7%
Marketing alliance purchases	—	12,898	(12,898)	(100.0)%
Purchase/resale	420	29,673	(29,253)	(98.6)%
Decrease (increase) in inventory	558	31,897	(31,339)	N.M.
Total	49,049	120,822	(71,773)	(59.4)%

N.M.   Not meaningful

Net sales in the first quarter of 2010 decreased 51.5% from the first quarter of 2009.  Net sales were $114.6 million in the first quarter of 2010 versus $236.5 million in the first quarter of 2009.  Overall, the decrease in net sales was primarily the result of less supply available.  Beginning in the fourth quarter of 2008, we negotiated termination agreements with our marketing alliance partners and began to rationalize our distribution network to primarily focus on sales of our equity production.  A significant reduction in our purchase/resale operation was also a part of this rationalization process.  The decrease in supply of ethanol was partially offset during the first quarter of 2010 by an increase in the average sales price of ethanol sold.  Ethanol prices averaged $1.82 per gallon in the first quarter of 2010 versus $1.69 in the first quarter of 2009.

Co-product revenues for the first quarter of 2010 totaled $25.3 million, an increase of $2.9 million, or 12.9%, from the first quarter 2009 total of $22.4 million.  Co-product revenues increased during the first quarter of 2010 as a result of significantly higher co-product pricing.  In the first quarter of 2010, we sold 243.3 thousand tons, versus 264.2 thousand tons in the first quarter of 2009.  Co-product revenues, as a percentage of corn costs, increased to 38.1% during the first quarter of 2010, versus 29.5% in the first quarter of 2009.   In 2009, the Company was committed to fixed price corn purchases above market while selling co-products into the spot market.

Cost of goods sold for the quarter ended March 31, 2010 was $104.0 million, compared to $258.0 million for the quarter ended March 31, 2009, a decrease of $154.0 million, or 59.7%.  As a percentage of net sales, cost of goods sold decreased to 90.8% of sales from 109.1% of sales in the first quarter of 2009.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from other producers and marketers, freight and logistics costs to ship ethanol and co-products, the cost of motor fuel taxes which have been billed to customers, and depreciation.  The decrease in cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the termination of our marketing alliance, lower corn costs and lower conversion costs.

Purchased ethanol in the first quarter of 2010 totaled $0.8 million, versus $73.7 million in the first quarter of 2009.  In the first quarter of 2010, we purchased 0.4 million gallons of ethanol at an average cost of $1.88 per gallon as compared to 42.6 million gallons of ethanol at an average cost of $1.73 per gallon in the first quarter of 2009.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first quarter of 2010 totaled $66.5 million, or $3.67 per bushel, versus $75.9 million, or $4.25 per bushel, in the first quarter of 2009.  Our average corn costs in the first quarter of 2010 were slightly lower than the CBOT average price of $3.70 during the same period.

Conversion costs for the first quarter of 2010 decreased to $24.9 million from $27.2 million for the first quarter of 2009.  The decrease in conversion costs is primarily attributable to reductions in utility costs of $2.3 million and chemicals and other supplies of $0.9 million, partially offset by increases in denaturant of $0.9 million, insurance of $0.2 million, and outside services of $0.2 million.  The conversion cost per gallon decreased year over year to $0.52 per gallon in the first quarter of 2010 versus $0.59 per gallon in the first quarter of 2009.

Depreciation totaled $3.2 million in the first quarter of 2010 compared to $3.5 million for 2009.  Motor fuel taxes were $0.0 million in the first quarter of 2010 versus $4.4 million in the first quarter of 2009.  The cost of motor fuel taxes are recovered through billings to customers and, was $0.0 in the first quarter of 2010 because we did not do business in states requiring us to pay motor fuel taxes in the first quarter of 2010.

Freight/logistics costs were significantly lower on a per gallon basis in the first quarter of 2010 from the first quarter of 2009.  Freight/logistics costs in the first quarter of 2010 were $0.10 per gallon as compared to $0.21 per gallon in the first quarter of 2009.  Freight/logistics dollars spent decreased in the first quarter of 2010 to $5.0 million from $24.8 million in the first quarter of 2009 as a result of lower volumes shipped, a reduction in the number of terminals we sell from and a reduction in our railcar fleet.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

The economic impact of selling gallons held in inventory at the end of the fourth quarter of 2009 with a $1.44 per gallon value as prices increased during the first quarter of 2010 was an increase in cost of goods sold of approximately $0.8 million.  The average inventory cost of $1.46 per gallon at the end of the first quarter of 2010 versus $1.44 at the end of the fourth quarter of 2009 reflects the impact on the weighted average FIFO inventory valuation of the increase in inventory to fair value in February upon emergence from bankruptcy which was partially offset by a lower of cost or market adjustment in March.  Conversely, decreasing prices throughout the first quarter of 2009 had a negative economic impact on cost of goods sold of approximately $3.0 million (including a $1.1 million lower of cost or market adjustment at March 31, 2009).  An additional increase in cost of goods sold of $2.8 million related to the adjustment of ethanol inventory to fair value in February was recognized in March as the product was sold.

Selling, general & administrative expenses (“SG&A”) were $9.8 million in the first quarter of 2010 as compared to $9.7 million in the first quarter of 2009.  Major variances between 2010 and 2009 are a $1.6 million decrease in outside services, partially offset by a $0.6 million increase in stock-based compensation, $0.7 million increase in start up costs for the Aurora West and Mt. Vernon expansion facilities, and a $0.4 million increase in other SG&A expenses.  The Company incurred non-recurring compensation expense due to the impact of the change in executive management teams post-emergence of $0.8 million for the period ending March 31, 2010, excluding stock compensation.

Other income (loss) was a loss of $1.6 million in the first quarter of 2010 compared to $0.2 million in the first quarter of 2009.  The loss in the first quarter of 2010 included $0.4 million of expense related to penalties owed for failure to complete the Aurora West expansion facility by July 1, 2009 and $1.1 million of expense related to a contract amendment.  During the first quarter of 2009, we recognized income from the termination of marketing agreements with alliance partners totaling $10.2 million.

Interest expense in the first quarter of 2010 was $2.1 million, as compared to $8.7 million in the first quarter of 2009.  Interest expense in the first quarter of 2010 was primarily lower as we ceased the accrual of interest on our $300 million aggregate principal 10.0% senior unsecured notes issued March 27, 2007 as of the Petition Date.  Interest expense in the first quarter of 2010 includes $0.6 million in interest on our $105 million senior secured notes issued March 15, 2010, $0.5 million in interest on our debtor-in-possession debt facility, $0.6 million in interest on our secured revolving credit facility, and $0.4 million of amortization of deferred financing fees.   Interest expense in the first quarter of 2009 included $7.5 million in interest on the senior unsecured notes issued March 27, 2007, $0.3 million in interest on our secured revolving credit facility, and $0.9 million of amortization of deferred financing fees.

We have significantly reduced our hedging activity after the first quarter of 2009.  Our gain on derivative transactions has decreased from $1.2 million in the first quarter of 2009 to $0.2 million for the first quarter of 2010.

Reorganization items of $20.3 million in the first quarter of 2010 were comprised principally of professional fees directly related to the reorganization and a provision for rejected executory contracts and leases. There were no reorganization items in the first quarter of 2009.

Gain due to plan effects in the first quarter of 2010 of $136.6 million related to implementation of the plan of reorganization consisted of $144.0 million of liabilities subject to comprise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on the 10% senior unsecured notes and $1.6 million related to the write-off of Predecessor prepaid directors and officer insurance.   There were no gains due to plan effects in the first quarter of 2009.

Loss due to fresh start accounting adjustments of $387.7 million in the first quarter of 2010 consisted of adjustments required to report assets and liabilities upon emergence from bankruptcy at fair value.  There were no fresh start accounting gains or losses in the first quarter of 2009.

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the one month ended March 31, 2010, two months ended February 28, 2010 and the three months ended March 31, 2009 principally due to the impact of state and local taxes, net of federal benefit, non-includable reorganization income, tax deductible goodwill, increases in valuation allowances, non-deductible reorganization expenses and other permanent differences between book and tax.  As of March 31, 2010 and March 31, 2009, the Company had recorded valuation allowances totaling $168.8 million and $24.4 million respectively on its deferred tax assets to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices continued to be at or near the spot cost to produce ethanol during the first quarter of 2009 and 2010, making the cash spot margins near break-even.  As the supply of ethanol from plants which are currently under construction begins to make its way into the marketplace or plants that are currently shut-in begin to produce ethanol again, ethanol pricing may remain soft, and gross margins may remain near break-even.

As of March 31, 2010, we had contracts for delivery of ethanol totaling 40.7 million gallons through December 2010 at spot prices (using various Platt, OPIS and AXXIS indices).

For the second quarter of 2010, we have contracts for delivery of ethanol totaling 37.5 million gallon at spot prices (using various Platt, OPIS and AXXIS indices).

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

At March 31, 2010, we had fixed the price of 1.4 million bushels of corn through May 2010 at an average cost of $3.59 per bushel, representing approximately 2% of our corn requirements for the remainder of 2010.

Supply and Demand

According to the Renewable Fuels Association (the “RFA”), the annual ethanol production capacity in the U.S. of plants currently in operation, those currently not producing, and those under construction is almost 14.4 billion gallons annually.  This volume of ethanol production exceeds the mandate for renewable biofuel consumption required in 2014.  Ethanol produced in the United States competes with sugar-based ethanol produced in Brazil.  This domestic production capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol gross margins to decrease, perhaps substantially.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents	$81,933	$52,585
Working capital	88,783	38,136
Total debt (1)	110,252	42,765
Current ratio	3.81	1.60

(1)  As of December 31, 2009, total debt excluded our senior unsecured notes due in 2017 which were recorded in pre-petition liabilities subject to compromise.

As a result of the Bankruptcy Cases and the circumstances leading to the Bankruptcy Cases as described elsewhere in this report, we faced uncertainty regarding the adequacy of our liquidity and capital resources and had limited access to financing.  The Bankruptcy Filing constituted an event of default under our secured revolving credit facility and the indenture governing our 10% senior unsecured notes due 2017, and the debt obligations under those agreements became automatically and immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As of the Petition Date, the amount of outstanding borrowings and letters of credit under the secured revolving credit facility totaled approximately $18.4 million and $22.0 million, respectively, and the aggregate principal amount outstanding on our 10% senior unsecured notes due 2017 was $300 million.

At emergence from bankruptcy on March 15, 2010, we obtained approximately $98 million of proceeds through the issuance of $105 million principal amount of our 13% senior secured notes due 2015 and 1,710,000 shares of common stock.  Upon emergence we used these proceeds to pay $27.8 million to retire our Predecessor secured revolving credit facility, $15.0 million to retire our debtor-in-possession debt facility, $17.9 million to Kiewit Energy Company to repay secured claims related to our expansion projects at Aurora, Nebraska and Mt Vernon, Indiana and $4.9 million to pay other secured and priority claims.  Our Predecessor senior unsecured notes of $300.0 million along with $15.5 million were discharged upon emergence from bankruptcy.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facilities, and cash provided by operations.

Cash and cash equivalents.  For the first three months of 2010, cash and cash equivalents increased by $29.3 million.  Cash and cash equivalents as of March 31, 2010 and December 31, 2009 were $81.9 million and $52.6 million, respectively.  The significant increase in cash and cash equivalents is principally the result of the issuance of our Notes and common stock offering offset by required payments upon emergence from Chapter 11 to secured and priority claimholders.

Cash provided by operations.  Net cash used in operating activities in the first three months of 2010 was $22.5 million, as compared to cash provided by operating activities of $14.1 million for the first three months of 2009.  Cash used by operations in 2010 was negatively impacted by significant operating losses incurred in the first quarter of 2010 and payments of secured and priority claims as we emerged from bankruptcy.  In the first quarter of 2009, we offset an operating loss by generating significant amounts of cash from the liquidation of receivables and inventory, offset partially by reductions in accounts payable.

Cash available under our liquidity facility

As described further below, pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Credit Agreement with PNC Bank, as lender and as agent, providing for a $20 million Revolving Facility.  Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 15, 2013.  The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers.  The Revolving Credit Agreement contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances.  Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

Total liquidity at March 31, 2010 was $89.3 million, comprised of $81.9 million in cash and cash equivalents and $7.4 million availability under our new secured revolving credit facility with PNC bank.   As of March 31, 2010, there were no amounts drawn against the Revolving Facility with PNC Bank, and no outstanding letters of credit issued under the PNC facility.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures.

Payments related to our outstanding debt and liquidity facility.  During the first quarter of 2010, we used $42.8 million of cash to make required reductions in borrowings on our secured revolving credit facility with JPMorgan Chase and our debtor-in-possession debt facility.   At March 31, 2010, the Company had $8.1 million in letters of credit outstanding as issued by the Prepetition Lenders.  The $8.1 million outstanding letters of credit were collateralized by $9.0 million in a restricted cash account.

Working capital.  Our net working capital position increased by $50.6 during the first quarter of 2010.

Capital expenditures.  During the first three months of 2010, we spent approximately $2.5 million on capital projects.  Of this amount, $0.5 million was spent on maintenance and environmental projects, while $2.0 million was spent on our suspended capacity expansion projects.  In April 2010, we resumed construction activity on the suspended capacity expansion projects in Mt. Vernon, Indiana and Aurora, Nebraska and we expect to incur capital expenditures of approximately $80.0 million related to completing those facilities in the second and third quarters of 2010.

Debtor-In-Possession Financing

On April 7, 2009, the DIP Lenders entered into the DIP Term Sheet for a $30 million Debtor-in-Possession Credit Facility with the Debtors.  The DIP Term Sheet provided for a first priority debtor-in-possession financing composed of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility were to be used, among other things, to (i) fund the working capital and general corporate needs of the Debtors and the costs of the Bankruptcy Cases in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.

On April 14, 2009, the Bankruptcy Court entered an interim order approving the DIP Facility and on May 5, 2009, entered an order approving the DIP Facility on a final basis.

In accordance with the terms of the Plan, the balances owed on the DIP facility were paid in full on the Effective Date.

13% Senior Secured Notes due 2015

Pursuant to the Plan and Confirmation Order, on the Effective Date, the Company issued and sold an aggregate of $105 million principal amount of the Notes.  The Notes were issued under the Indenture in a private transaction that was not subject to the registration requirements of the Securities Act.  The Notes accrue interest at a rate of 13% for cash interest payments and 15% if the Company elects PIK interest payments.  The Company may elect, prior to each interest payment date, whether to make each interest payment on the Notes (i) entirely in cash or (ii) 8/15 in cash and 7/15 in PIK interest.  The Notes are fully and unconditionally guaranteed by the Guarantors.  The Company will pay interest on the Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, starting on June 15, 2010.  The Notes mature on March 15, 2015.  The Indenture permits the Company to issue additional Notes from time to time up to an aggregate principal amount of $50 million.

The Notes and the guarantees of the Guarantors are secured by a first-priority lien on substantially all of the Company’s and the Guarantors’ assets (other than (i) the assets subject to the first-priority lien granted under the Revolving Credit Agreement described below and (ii) in the case of the Company’s facility in Aurora, Nebraska, a first-priority lien in favor of Kiewit Energy Company) and by a second-priority lien on the Company’s and the Guarantors’ assets that are subject to the first-priority lien granted under the Revolving Credit Agreement described below.

Subject to certain exceptions, the Indenture limits or restricts, among other things, the Company’s (and, in certain cases, the Guarantors’ or the Company’s restricted subsidiaries’) ability to (i) incur or assume additional debt or provide guarantees in respect of obligations of other persons; (ii) issue convertible stock and preferred stock, (iii) pay dividends or distributions or redeem or repurchase capital stock; (iii) prepay, redeem or repurchase debt; (iv) make loans and investments; (v) incur certain liens; (vi) impose limitations on dividends, loans or asset transfers from its subsidiaries; (vii) sell or otherwise dispose of assets, including capital stock of its subsidiaries; (viii) consolidate or merge with or into, or sell substantially all of its assets to, another person; (ix) enter into transactions with affiliates; and (x) impair the security interest in the collateral securing the Notes.

If certain events related to a change of control of the Company occur, each holder of Notes will have the right to require the Company to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s Notes for an amount in cash equal to 101% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest on the Notes repurchased to the date of repurchase, pursuant to the terms set forth in the Indenture.  The Indenture also requires the Company to offer to repurchase the Notes at 100% of the principal amount of the Notes repurchased plus accrued and unpaid interest on the Notes repurchased to the date of repurchase if the aggregate sum of proceeds received by the Company from certain assets sales and events of loss and not otherwise used by the Company in accordance with the terms of the Indenture exceeds $5 million.

The Company may redeem the Notes in whole or in part prior to their maturity date for a premium to the outstanding principal amount, as provided in the Indenture.

The Indenture also provides for customary events of default, including, among others, the failure to make payments when due, noncompliance with covenants and the occurrence of certain bankruptcy proceedings.  If an event of default occurs and is continuing, then the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of, and any accrued interest on, the Notes to be due and payable immediately.  In addition, upon the occurrence and during the continuance of an event of default or if the Company or the Guarantors do not comply with certain of their obligations under certain registration rights agreements entered into pursuant to the Plan, interest on the Notes will accrue at an additional 2% per annum.

The Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, including indebtedness incurred under the Revolving Credit Agreement, and senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

Secured Revolving Credit Facility

Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Credit Agreement with PNC Bank, as lender and as agent, providing for a $20 million Revolving Facility.  Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 15, 2013.  The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers.  The Revolving Credit Agreement contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances.  Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

Amounts outstanding under the Revolving Facility bear interest at a floating rate equal to, at the option of the Company, the alternate base rate plus 3.00% or the Eurodollar rate plus 6.00%.  The Company will pay a commitment fee of 1.00% per annum for unused committed amounts under the Revolving Facility.  Interest is due monthly in arrears with respect to alternate base rate loans and at the end of each interest period with respect to Eurodollar rate loans.  For Eurodollar rate loans with interest periods greater than 3 months, interest is payable every 3 months from the first day of such interest period and on the last day of such interest period.

Up to $12 million of the Revolving Facility may be applied to letters of credit.  Issued letters of credit reduce availability under the Revolving Facility.  The Company will pay a fee for issued and undrawn letters of credit at 6.00% per annum of the average daily face amount of each outstanding letter of credit and a per annum fronting fee of 0.25% payable quarterly.

The Revolving Credit Agreement contains, and the Company and its subsidiaries will be required to comply with, customary covenants for facilities of this type, such as (i) affirmative covenants as to maintenance of existence, compliance with laws, preservation of collateral, environmental matters, insurance, payment of taxes, access to books and records, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of assets and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness, loans, guarantees, dividends, nature of business, transactions with affiliates, investments, asset dispositions, capital expenditures, mergers and consolidations, formation of subsidiaries, accounting changes and amendments to constituent documents.

The Revolving Credit Agreement includes customary events of default for facilities of this type, including (i) failure to pay principal, interest or other amounts when due, (ii) breach of representations and warranties, (iii) breach of covenants, (iv) bankruptcy, (v) occurrence of a material adverse effect, (vi) cross-default to other indebtedness, (vii) judgment default, (viii) invalidity of any loan document, (ix) failure of liens to be perfected, (x)  the occurrence of a change of ownership, (xi) loss of material licenses or permits, cessation of operations and the incurrence of certain ERISA liabilities.  Upon the occurrence and continuance of an event of default, the lenders may (i) terminate their commitments under the Revolving Facility, (ii) accelerate the repayment of all of the Company’s obligations under the Revolving Facility, and (iii) foreclose on the collateral granted to them.

The Revolving Credit Agreement grants a first priority lien (subject to certain exclusions) to PNC on the Company’s and its subsidiaries’ (i) accounts receivable, (ii) general intangibles, (iii) intellectual property, (iv) inventory, (v) investment property, (vi)  instruments related to the foregoing, (vii) deposit accounts, (viii) letters of credit, (ix) money, (x) letter-of-credit rights, (xi) books and records, and (xii) all proceeds of the foregoing.

Warrant Agreement

Pursuant to the Plan and Confirmation Order, on the Effective Date, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (the “Warrant Agent”).  Pursuant to the Warrant Agreement, the Company issued warrants to purchase an aggregate of 450,000 shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), subject to adjustment for, among other things, the matters described below (the “Warrants”).  The Warrants will expire on the fifth anniversary of the Effective Date or, if earlier, in connection with the consummation of a change of control of the Company (the “Expiration Date”); provided that the Company may accelerate the Expiration Date in certain circumstances as set forth in the Warrant Agreement.

Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $40.94 (the “Exercise Price”), subject to adjustment for, among other things, the matters described below.  Except as otherwise set forth in the Warrant Agreement, Warrants may be exercised at any time after issuance until the Expiration Date.  Holders that elect to exercise the Warrants must do so by (i) providing written notice of such election to the Warrant Agent prior to the Expiration Date, in the form prescribed in the Warrant Agreement, (ii) surrendering to the Warrant Agent the certificate evidencing such Warrants and (iii) (x) paying the applicable exercise price for all Warrants being exercised or (y) if a change of control or similar transaction occurs where the Warrants would become exercisable for cash, in lieu of paying the Exercise Price, notify the Warrant Agent that such holder elects to receive a cash payment equal to the net amount payable in such transaction with respect to the number of shares such Warrants are being exercised for in excess of the Exercise Price for all such Warrants.

Holders of the Warrants (solely in their capacity as a holder of Warrants) are not entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.  The number of shares of Common Stock for which a Warrant is exercisable and the Exercise Price are subject to adjustment from time to time upon the occurrence of certain customary adjustment events.

In addition, upon the occurrence of certain events constituting a merger of the Company into or a consolidation of the Company with another entity, or a sale of all or substantially all of the Company’s assets, or a merger of another entity into the Company, or similar event, each holder of a Warrant will have the right to receive, upon exercise of a Warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of Common Stock for which a Warrant is exercisable immediately prior to such event.

Critical Accounting Estimates

As required by GAAP, in connection with emergence from Chapter 11 reorganization proceedings, we adopted the fresh-start accounting provisions of ASC 852 effective February 28, 2010.  Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for our assets immediately after restructuring.  The reorganization value is allocated to the respective assets.  Liabilities, other than deferred taxes and severance benefits, are stated at present values of amounts expected to be paid.

Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations which incorporated industry data and trends and relevant market rates and transactions available to us at the time.  The estimate of reorganization equity value was determined by Company management with assistance from an independent financial advisor, who developed the reorganization equity value using a combination of the following three measurement methodologies: 1) comparable public company analysis, 2) discounted cash flow analysis, and 3) precedent transactions analysis.  This amount was determined based, in part, on economic, competitive and general business conditions prevailing at the time.  These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control.

The significant assumptions related to adjusting our assets and liabilities to fair value in connection with fresh start accounting include the following:

Cash, Accounts Receivable, Prepaid Assets and Other Current Assets, Accrued Liabilities, and Other Current Liabilities - We evaluated the fair value of financial instruments represented in current assets and current liabilities, including cash, accounts receivable, prepaid assets and other current assets, accrued liabilities, and other current liabilities.  Based upon our evaluations, we concluded that the carrying value approximates fair value of these financial instruments due to their short maturities or variable-rate nature of the respective balances.

Restricted Cash, and Other Long-Term Liabilities - We evaluated the fair value of restricted cash and other long-term liabilities.  The restricted cash balances are held in interest-bearing accounts and we therefore concluded that the carrying value approximates fair value.  The other long-term liabilities principally represent company obligations related to pension and retiree medical costs.  Such liabilities are calculated using various assumptions including an assumed discount rate which we believe is reasonable, and we therefore concluded that carrying value of such long-term liabilities approximates fair value.

Inventories — Inventories consist primarily of agricultural and energy-related commodities including corn, ethanol, and coal.  The fair value of these commodities was determined through reference to prices that were publicly available at the time, as adjusted for physical location.

Property, plant and equipment — Property, plant and equipment was valued at fair value of approximately $208.8 million as of February 28, 2010.  The Company determined fair value with the assistance of an independent valuation firm.  In establishing fair value for the vast majority of the Company’s property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•      Physical depreciation — the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.

•      Functional obsolescence — a loss in value is due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•      Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.

Other Assets — Other assets include a long-term deposit for utilities against which the Company may apply certain future natural gas transportation charges.  The fair value of this deposit was determined based upon a discounted cash flow model for which the significant inputs include the Company’s estimated purchase timing and amount of natural gas, and the discount rate estimated to be 13%.  If the Company had applied a discount rate of 1% higher or lower, the fair value of the asset would have decreased or increased by $168 thousand or $177 thousand, respectively.

Accounts Payable — Accounts payable include an estimated liability associated with an off-market coal purchase contract which continues throughout 2010.  The fair value of this contract was determined through reference to coal prices that were publicly available at the time, as adjusted for physical location.  This liability will be amortized to income as the related coal purchases affect the cost of production.  For other accounts payable items, we evaluated such liabilities to determine fair value and concluded that the carrying value approximates fair value of these financial instruments due to their short maturities or variable-rate nature of the respective balances.

Long-Term Debt — Long-term debt was valued at fair value with the assistance of an independent valuation firm based on an analysis of market interest rates for guideline companies with similar debt and terms, interest rates for companies recently emerged from bankruptcy, and interest rates based on a synthetic debt rating.  Based on this analysis, we determined that a range of market interest rate for our $105 million of senior secured notes would be from 11.5% to 14.5%.  Based on the stated rate of our Notes of 13% combined with the option to pay a portion of the interest in kind, we deemed the fair value to be the face value of the notes of $105 million.  If the interest rate was 1% higher or lower, the fair value of the debt would have increased or decreased by $1.2 million respectively.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims.  We have not accrued any amounts for environmental matters as of March 31, 2010.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

In addition, the hazards and risks associated with producing and transporting our products may result in spills or releases of hazardous substances, and may result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damages to natural resources.  We maintain insurance coverage against some, but not all, potential losses caused by our operations. Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation.  We do not carry environmental insurance.  We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended March 31, 2010 and 2009 was $3.67 and $4.50 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At March 31, 2010, we had commitments to purchase approximately 1.4 million bushels of corn through May 2010 at an average price of $3.59 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, have not marked these transactions to market.

In order to reduce our market exposure to price decreases, we have in the past, at the time we enter into a firm-price purchase commitment, entered into commodity futures contracts to sell a certain amount of corn at the then-current price for delivery to the counterparty at a later date.  When we have these types of commodity futures contracts, we account for them under ASC 815, Accounting for Derivative Instruments and Hedging Activities.  Such futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative assets, if any, is recognized in other current assets in the Condensed Consolidated Balance Sheet, net of any cash received from the brokers.

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At March 31, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed, based upon the price of wholesale gasoline plus or minus a fixed amount, or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At March 31, 2010, we had no outstanding contracts to sell ethanol at fixed prices.  These normal sale transactions would not be marked to market.

We may also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At March 31, 2010, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under ASC 815.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative positions at March 31, 2010.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer, Thomas Manuel, and our Chief Financial Officer, John Castle, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Manuel and Castle have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been properly designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Manuel and Castle, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Based upon evaluation by our management, which was conducted with the participation of Messrs. Manuel and Castle, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

On April 7, 2009, the Company and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  The Company’s subsidiaries that were part of the Bankruptcy Filing include Aventine Renewable Energy, LLC, a Delaware limited liability company,; Aventine Renewable Energy, Inc., a Delaware corporation; Aventine Renewable Energy — Mt. Vernon, LLC, a Delaware limited liability company; Aventine Renewable Energy — Aurora West, LLC, a Delaware limited liability company; and Nebraska Energy, LLC, a Kansas limited liability company.  The Bankruptcy Cases are being jointly administered by the Bankruptcy Court under Case Number 09-11214 (KG).  Aventine continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until it emerged from bankruptcy on March 15, 2010.  As a result of the commencement of the Chapter 11 cases, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against Aventine were subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  The Company filed the Plan on

January 13, 2010.  The Plan was confirmed by the Bankruptcy Court by entry of an order on February 24, 2010 and became effective on March 15, 2010.

On November 6, 2008, the Company commenced an action against JPMorgan in the Tenth Judicial Circuit in Tazewell County, Illinois.  The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JPMorgan.  At this time, we cannot be certain as to the outcome of this litigation.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

Item 1A. Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  Several of the Risk Factors included in our Form 10-K as of December 31, 2009 pertained to our bankruptcy filing.  An updated listing of our risk factors at March 31, 2010 is as follows:

We recently emerged from Chapter 11 reorganization proceedings; because our consolidated financial statements reflect fresh-start accounting adjustments, our future financial statements will not be comparable in many respects to our financial information from prior periods.

On April 7, 2009, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Our Plan became effective on March 15, 2010.  In connection with our emergence from the Chapter 11 reorganization proceedings, we implemented fresh-start accounting in accordance with ASC 852 as of the Effective Date, which had a material effect on our consolidated financial statements.  Thus, our future consolidated financial statements will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings.  Our past financial difficulties and bankruptcy filing may have harmed, and may continue to have a negative effect on, our relationships with investors, customers and suppliers.

We have substantial liquidity needs and may be required to seek additional financing.

Our principal sources of liquidity are cash and cash equivalents on hand, cash provided by operations, and cash provided by our revolving credit facility.  Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas and unleaded gasoline.  As a result, adverse commodity price movements adversely impact our liquidity.  We cannot assure you that the amounts of cash available from operations, together with our revolving credit facility, will be sufficient to fund our operations.  Furthermore, the construction of our Aurora and Mount Vernon plants is expected to cost approximately $80.0 million.

Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control.  Accordingly, there can be no assurance as to the success of our efforts.  In the event that cash flows and borrowings under our revolving credit facility are not sufficient to meet our cash requirements, we may be required to seek additional financing.  We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms.

We may be unable to secure additional financing.

Our ability to arrange, in addition to our revolving credit facility, financing (including any extension or refinancing) and the cost of additional financing are dependent upon numerous factors.  Access to capital (including any extension or refinancing) for participants in the biofuels industry, including us, has been significantly restricted for the last several months and may, as a result of our voluntary petition for relief under Chapter 11 of the

Bankruptcy Code in April 2009 and recent emergence from the reorganization proceedings on March 15, 2010, be further restricted in the future. Other factors affecting our access to financing include:

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

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry.  As a result, the amount of debt we can manage in some periods may not be appropriate for us in other periods.  Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments, including our Notes.  Any insufficiency could negatively impact our business.  A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt, including our Notes.  Many of these factors, such as ethanol prices, corn prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•              refinancing or restructuring our debt:

•              selling assets;

•              reducing or delaying capital investments; or

•              seeking to raise additional capital.

We cannot assure you, however, that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations.  Our inability to generate sufficient cash flow to satisfy our debt obligations, including, but not limited to, our obligations under our Notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

We have significant indebtedness under our Revolving Facility and our Notes.  Our Revolving Facility and our Notes have substantial restrictions and affirmative covenants and we may have difficulty obtaining additional credit, which could adversely affect our operations.

As of March 31, 2010, we had an aggregate of approximately $105 million in debt outstanding under our Notes, and we may issue an additional $50 million in aggregate principal amount of Notes under the Indenture.  In addition, we had availability under our Revolving Facility of approximately $7.4 million as of March 31, 2010. As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

Our indebtedness under our Revolving Facility and our Notes restricts our ability to engage in certain activities.  These restrictions limit our ability, subject to certain exceptions, to, among other things:

•              incur additional indebtedness and issue stock;

•              make prepayments on or purchase indebtedness in whole or in part;

•              pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•              make investments;

•              enter into transactions with affiliates;

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

We also are required to comply with certain affirmative covenants.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of the restrictions and covenants could result in an event of default, which, if it continues beyond any applicable cure periods, could cause all of our existing indebtedness to be immediately due and payable.

We depend on our revolving credit facility for future working capital needs.  If there is an event of default by us under our revolving credit facility that continues beyond any applicable cure period, we may be unable to make borrowings to fund our operations.

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

Domestic ethanol capacity has increased significantly from 1.3 billion gallons per year in 1997 to 12.5 billion gallons per year at the end of 2008.  According to the RFA, as of January 25, 2010, approximately 1.4 billion gallons per year of production capacity is currently under construction.  Through November 2009, U.S. ethanol demand exceeded U.S. ethanol production by 139 million gallons.  Demand for ethanol increased by 12% over 2008 through increased penetration into new markets and a government mandate, but the production capacity of U.S. ethanol producers continues to exceed demand.  At the end of 2009, there was approximately 1.2 billion gallons of production capacity shut-in.  If additional demand for ethanol is not created, either through discretionary blending or an increase in the blending percentage allowed by the EPA, the excess supply may cause additional plants to shutter production or cause ethanol prices to decrease further, perhaps substantially.

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

In an attempt to minimize the effects of fluctuations in natural gas costs on operating income, we have taken hedging positions in the natural gas forward or futures markets in the past; however, these hedging transactions also involve risk to our operations.  Since natural gas prices are volatile and we are not currently taking hedging positions, our results could be adversely affected by an increase in natural gas prices. See “—We may engage in hedging or derivative transactions which involve risks that can harm our business.”

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

Our inventory is valued based upon a weighted average of our cost to produce ethanol and the price we pay for ethanol that we have purchased from other producers.  Due to the dissolution of the marketing alliance in early 2009, we no longer make purchases of ethanol from alliance partners but continue to engage in purchase/resale transactions, as needed, to fulfill our sales commitments.  Changes, either upward or downward, in our purchased cost of ethanol or our own production costs, will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

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

At any given time, contract prices for ethanol may be at a price level different from the current prevailing price, and such a difference could materially adversely affect our results of operations and financial condition.  As of March 31, 2010 and December 31, 2009, we had no fixed price or gasoline related sales contracts for ethanol.

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

•              the need to comply with directives of, obtain and maintain all necessary permits from, governmental agencies;

•              raw material supply disruptions;

•              labor force shortages, work stoppages, or other labor difficulties; and

•              transportation disruptions.

The occurrence of material operational problems, including but not limited to the above events, may have an adverse effect on the productivity and profitability of a particular facility, or to us as a whole.

We may encounter unanticipated difficulties in operating our plants under construction, which could reduce sales and cause us to incur substantial losses.

The Delta-T technology to be utilized at our plants under construction is currently in use only in a small number of ethanol plants, mostly with smaller capacities than ours. We are aware of certain plant design issues that may impede the reliable operation of the plants and continuous operations. We are in the process of addressing these but we have no assurance that our initiatives will be successful or can be implemented in a timely fashion or without an extended period of interruption to operations.

We are contractually obligated to complete certain capacity expansions in Aurora, Nebraska and Mount Vernon, Indiana.  If we fail to complete them in a timely manner, we may be subject to material penalties.

On or about March 23, 2010, in accordance with the terms of a stipulation filed with the Bankruptcy Court, we paid approximately $2.1 million to the Aurora Co-operative (“Aurora Co-op”), representing penalties of (i) approximately $0.8 million, arising under a Master Development Agreement with the Aurora Co-op for failure to complete construction of the Aurora West facility, for the period of July 1, 2009 through and including December 31, 2009, and (ii) approximately $1.3 million in the event that we do not complete the Aurora West facility by September 30, 2010 for each month starting from January 1, 2010 through and including September 30, 2010.  The failure to commence construction of the Aurora West plant by January 1, 2012 or complete the same by July 31, 2012 will subject us to additional penalties of $138,889 per month from October 1, 2010 through and including when the plant is operational, but not to exceed total penalties of $5,000,000.  In addition, if we are unable to or otherwise do not pay any additional penalty due after September 30, 2010 or fail to meet the deadlines for commencing and completing the Aurora West facility, the Aurora Co-op has the right to repurchase the property at cost (subject to adjustment for any expenses which we have paid with respect to the infrastructure construction).  Pursuant to the Plan, various other agreements with the Aurora Co-op, as amended, were assumed by us and should ensure that the Aurora West facility will be able to operate once completed.  However, there is no certainty that future disagreements between us and the Aurora Co-op will not arise as to the terms of these agreements, which could impact construction at the Aurora West facility.

Prior to confirmation of the Plan, we amended our lease with the Indiana Ports Commission to provide additional flexibility as to the timing of the completion of Phase One and the construction of the Phase Two expansion at the Mt. Vernon facility.  This lease, as amended, requires our Mt. Vernon subsidiary to substantially complete Phase One (an initial 110 million gallons of capacity) by December 31, 2010 and to construct Phase Two (an additional 110 million gallons of capacity) before constructing a new facility elsewhere (other than at Aurora West).  If we are in default of these obligations, the Indiana Ports Commission may, subject to specified cure rights, take over construction and complete the facility at our expense (among other remedies).

We depend on rail, truck and barge transportation for delivery of corn to us and the distribution of ethanol to our customers.

We depend on rail, truck and barge to deliver corn to us and to distribute ethanol to the terminals currently in our network.  Ethanol is not currently distributed by pipeline.  Disruption to the timely supply of these transportation services or increases in the cost of these services for any reason, including the availability or cost of fuel or railcars to serve our facilities under construction, regulations affecting the industry, or labor stoppages in the transportation industry, could have an adverse effect on our ability to supply corn to our production facilities or to distribute ethanol to our terminals, and could have a material adverse effect on our financial performance.

Our floating rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Revolving Credit Facility bear interest at floating rates and expose us to interest rate risk.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

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

We sell ethanol to most of the major integrated oil companies and a significant number of large, independent refiners and petroleum wholesalers.  Our trade receivables result primarily from our ethanol marketing operations.  As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly.  Credit risk concentration related to our accounts receivable results from our top ten customers having generated 54.7% and 47% of our consolidated net sales for the years ended December 31, 2009 and 2008, respectively.

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

Biobutanol, an advanced biofuel produced from agricultural feedstock, is currently being developed by various parties, including a partnership between BP and DuPont.  According to the partnership, biobutanol has many advantages over ethanol.  The advantages include: low vapor pressure, making it more easily added to gasoline; energy content closer to that of gasoline, such that the decrease in fuel economy caused by the blending of biobutanol with gasoline is less than that of other biofuels when blended with gasoline; it can be blended at higher concentrations than other biofuels for use in standard vehicles; it is less susceptible to separation when water is present than in pure ethanol-gasoline blends; and it is expected to be potentially suitable for transportation in gas pipelines, resulting in a possible cost advantage over ethanol producers relying on rail transportation.  Although BP and DuPont have not announced a timeline for producing biobutanol on a large scale, if biobutanol production comes online in the United States, biobutanol could have a competitive advantage over ethanol and could make it more difficult to market our ethanol, which could reduce our ability to generate revenue and profits.

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

The collective bargaining agreement with the Union was scheduled to expire in October 2009.  Prior to the expiration of the collective bargaining agreement, the Company and the Union agreed to extend the term of the current collective bargaining agreement by one year through and including October 31, 2010 on the same terms and conditions.  The collective bargaining agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

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

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel.  For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users.  Among these regulations are (1) the renewable fuels standard, which requires an increasing amount of renewable fuels to be used in the U.S. each year, (2) the VEETC, which provides a tax credit of $0.45 per gallon on 10% ethanol blends that is set to expire in 2010, (3) the small ethanol producer tax credit, for which we do not qualify because of the size of our ethanol plants, and (4) the federal “farm bill,” which establishes federal subsidies for agricultural commodities including corn, our primary feedstock.  These laws, regulations and programs are constantly changing.  Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol.  Barring a change in current regulation, requirements for the state of California will make it difficult for ethanol produced from corn in many Midwestern states to be used as a fuel in California beginning in 2011.  In addition, certain state legislatures oppose the use of ethanol because they must ship ethanol in from other corn-producing states, which could significantly increase gasoline prices in the state.

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

The Renewable Fuel Standard 2 recently released by the EPA may require us to include alternative technologies in our plants under construction, which may increase the cost to complete the facilities.

The EPA’s recently released Renewable Fuel Standard 2 includes the requirements that the lifecycle greenhouse gas (“GHG”) emissions of a qualifying renewable fuel must be less than the lifecycle GHG emissions of the 2005 baseline average gasoline or diesel fuel that it replaces.  The lifecycle GHG threshold for ethanol is 20%.  Fuels from existing capacity of current facilities and of facilities that commenced construction prior to December 19, 2007 are exempt or grandfathered from the 20% lifecycle requirement under certain circumstances.  Plants whose construction commenced prior to December 19, 2007 must be completed within three years in order to be exempt or grandfathered from the 20% lifecycle requirement.  Plants not exempt or grandfathered must include advanced efficient technologies as defined by the regulations in order to meet the Renewable Fuel Standard 2 requirements.  If our Mt. Vernon plant and the Aurora West plant are not completed within the required three years, the plants may not be exempt or grandfathered from the 20% lifecycle requirement and could require additional advanced efficient technologies to be included in the construction, which is likely to require additional capital which may be substantial.

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

There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7% of U.S. production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7% limit).  In addition the NAFTA (The North America Free Trade Agreement which was signed into law January 1, 1994) countries—Canada and Mexico—are exempt from duty. See “Business — Legislative Drivers and Governmental Regulations — The federal ethanol tax incentive program” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  We have not accrued any amounts for environmental matters as of March 31, 2010.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the EPA NESHAP for industrial, commercial and institutional boilers and process heaters.  This NESHAP was issued but subsequently vacated.  The vacated version of the rule required us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from our boilers.  We expect the EPA will revise the rule to impose more stringent requirements than were contained in the vacated version.  In the absence of a final EPA NESHAP for industrial, commercial and institutional boilers and process heaters, we are working with state authorities to determine what technology will be required at our Illinois wet mill facility and when such technology must be installed.  We currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from our boilers.

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

In an attempt to minimize the effects of the volatility of the price of corn, natural gas, electricity and ethanol (“commodities”), we may take economic hedging positions in the commodities.  Economic hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price of the commodities.  Although we attempt to link our economic hedging activities to sales plans and pricing activities, occasionally such hedging activities can themselves result in losses.  We have not been significantly involved in these activities since February 2009.  As a result, our results of operations may be adversely affected during periods in which corn and/or natural gas prices increase.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 5.                    Other Information

Subsequent Events

The Company, through its wholly-owned subsidiaries Aventine Renewable Energy — Aurora West, LLC and Aventine Renewable Energy — Mt. Vernon, LLC, entered into separate, but substantially identical short form contracts (the “Short Form Contracts”) with Fagen, Inc. (“Fagen”) to construct ethanol facilities in Aurora, Nebraska (the “Aurora Agreement”) and Mount Vernon, Indiana (the “Mt. Vernon Agreement”) (the “Ethanol Facilities”). The Company entered into the Aurora Agreement on April 23, 2010, and the Mt. Vernon Agreement on May 4, 2010.  Under the terms of the Short Form Contracts, Fagen will provide labor, construction equipment and construction consumables necessary to complete the Ethanol Facilities in accordance with the Company’s design and specifications.  The targeted cost of completion under the Aurora Agreement is approximately $25.1 million.  The targeted cost of completion under the Mt. Vernon Agreement is approximately $21.4 million.  The Company may order changes in the work done under the Short Form Contracts, and, consequently, the contract sums may be adjusted accordingly.

The Short Form Contracts were entered into with the express intention that the contracts did not reflect the full and final agreement of the parties.  The Short Form Contracts state that if the parties are unable to come to final terms as of May 10, 2010, with respect to the Aurora Agreement and as of May 17, 2010, with respect to the Mt. Vernon Agreement, then Fagen has the right to terminate the agreements and be paid for costs incurred to that date plus a fee in the amount of 15% of all costs.  As discussed below, with regard to the Aurora Agreement, the Company and Fagen entered into a final agreement on May 14, 2010, and Fagen did not indicate its desire to require payment for costs incurred thereunder.

Fagen may terminate the respective Short Form Contract if work is stopped by any public authority for 30 days or more through no fault of Fagen or if the Company fails to pay Fagen any payment within 30 days after it is due, upon seven days’ written notice to the Company.  Fagen will be entitled to request reimbursement for costs incurred under certain agreed upon circumstances.  If the Company wrongfully refuses to accept such costs within seven days of receipt of Fagen’s requests, upon seven days’ written notice to the Company, Fagen may terminate the respective Short Form Contract.  The Company may, upon seven days’ written notice, terminate the respective Short Form Contract if Fagen defaults in its performance of the construction or violates any of the provisions of the respective Short Form Contract.

The Company, through its wholly-owned subsidiaries Aventine Renewable Energy — Aurora West, LLC and Aventine Renewable Energy — Mt. Vernon, LLC, entered into separate, but substantially identical construction agreements (individually, the “Aurora Construction Agreement” and the “Mt. Vernon Construction Agreement” and collectively, the “Construction Agreements”) with Fagen, which are intended to supersede and replace the Short Form Contracts to construct the Ethanol Facilities.  The Company entered into the Aurora Construction Agreement on May 14, 2010, with an effective date of April 12, 2010.  The Company entered into the Mt. Vernon Construction Agreement on May 17, 2010, with an effective date of April 29, 2010.  Under the terms of the Construction Agreements, Fagen will perform all work and services in connection with the construction of the Ethanol Facilities, and provide all material, equipment, tools and labor necessary to complete the Ethanol Facilities (the “Work”).  The targeted cost of completion, including Fagen’s minimum completion fee, under the Aurora Construction Agreement is approximately $25.1 million, subject to adjustments of Fagen’s completion fee.  The targeted cost of completion, including Fagen’s minimum completion fee, under the Mt. Vernon Construction Agreement is approximately $21.4 million, subject to adjustments of Fagen’s completion fee.  The Company and Fagen may agree to changes in the Work, and, consequently, the contract sums may be adjusted accordingly.

                In addition to a mobilization fee, the Company is required to make monthly progress payments under the Construction Agreements.  The Construction Agreements provide for penalties, work suspension and negation of warranties if payments are not timely made.

Under the Construction Agreements, physical completion of the Work (“Mechanical Completion”) is to be achieved no later than September 1, 2010, subject to adjustment in accordance with the Construction Agreements (the “Scheduled Mechanical Completion Date”).  Final completion of the Work is to be achieved within 90 days after the earlier of the actual date of Mechanical Completion or the Scheduled Mechanical Completion Date.

The Company may, upon compliance with the cure opportunities provided in the Construction Agreements, terminate the respective Construction Agreement upon Fagen’s failure to abide by certain terms of the respective Construction Agreement.  Fagen may, upon compliance with the cure opportunities provided in the Construction Agreements, stop Work under the respective Construction Agreement for the Company’s failure to make payments when due.  Fagen may, upon compliance with the cure opportunities provided in the Construction Agreements, terminate the respective Construction Agreement for the Company’s failure to make payments seven days after Fagen has stopped Work or for certain Work stoppages of durations described in the Construction Agreements that are not the fault of Fagen.

There is no material relationship between Fagen and the Company other than as set forth above.

On April 30, 2010, the Company paid the Kiewit Note payable to Kiewit Energy Company for $5.3 million reflected in short-term borrowings on the consolidated balance sheet at March 31, 2010.

Item 6.                    Exhibits

(a)   Exhibits

2.1           Debtor’s First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Dated as of January 13, 2009 (incorporated by reference to Exhibit 2.1 of Aventine’s Current Report on Form 8-K filed on March 2, 2010).

3.1           Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

3.2           Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

4.1           Indenture, dated as of March 15, 2010, among Aventine Renewable Energy Holdings, Inc., the guarantors named therein and Wilmington Trust FSB, and form of note (incorporated by reference to Exhibit 4.1 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

4.2           Registration Rights Agreement dated as of March 15, 2010, by and among Aventine Renewable Energy Holdings, Inc., Brigade Capital Management, LLC, Whitebox Advisors LLC and Senator Investment Group LP (incorporated by reference to Exhibit 4.2 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

4.3           Registration Rights Agreement dated as of March 15, 2010, by and among Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, Inc., Aventine Renewable Energy — Aurora West, LLC, Nebraska Energy, L.L.C., Aventine Renewable Energy — Mt. Vernon, LLC, Aventine Power, LLC, Brigade Capital Management, LLC, Whitebox Advisors LLC, and Senator Investment Group LP (incorporated by reference to Exhibit 4.3 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

4.4           Warrant Agreement, dated as of March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (including the form of Warrant Certificate set forth in Exhibit A thereto) (incorporated by reference to Exhibit 4.4 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

10.1         Revolving Credit and Security Agreement, dated as of March 15, 2010, among Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy — Aurora West, LLC, Aventine Renewable Energy, Inc., Aventine Renewable Energy — Mt. Vernon, LLC, Aventine Power, LLC and Nebraska Energy, L.L.C., as borrowers, and PNC Bank, National Association, as lender and as agent (incorporated by reference to Exhibit 10.1 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

10.2         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Aventine’s Current Report on Form 8-K filed on March 19, 2010).

10.3         Aventine Renewable Energy Holdings, Inc. 2010 Equity Incentive Plan.*

10.4         Aventine Renewable Energy Holdings, Inc. Director Compensation Plan.*

10.5         Employment Agreement, dated March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and Thomas Manuel.*

10.6         Employment Agreement, dated March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and Benjamin Borgen.*

10.7         Stock Option Agreement, dated March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and Thomas Manuel.*

10.8         Form of Stock Option Agreement, between Aventine Renewable Energy Holdings, Inc. and Benjamin Borgen.*

10.9         Restricted Stock Award Agreement, dated March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and Thomas Manuel.*

10.10       Form of Restricted Stock Award Agreement, between Aventine Renewable Energy Holdings, Inc. and Benjamin Borgen.*

10.11       Restricted Stock Unit Award Agreement, dated March 15, 2010, between Aventine Renewable Energy Holdings, Inc. and Thomas Manuel.*

10.12       Form of Restricted Stock Unit Award Agreement for Directors.*

31.1         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*              Filed herewith

†              Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 17, 2010	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)