Form 10-Q
period 2010-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2010-08-05
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 4, 2010
Common Stock, $0.001 Par Value	7,364,393 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) - Three-month periods ended June 30, 2010 (Successor) and 2009 (Predecessor), Four-month period ended June 30, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and six-month period ended June 30, 2009 (Predecessor)	1
	Condensed Consolidated Balance Sheets — June 30, 2010 (Successor -Unaudited) and December 31, 2009 (Predecessor)	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Four-month period ended June 30, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and six-month period ended June 30, 2009 (Predecessor)	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	42

	PART II

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Removed and Reserved	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(In thousands except per share amounts)	2010	2009	2010	2010	2009
Net Sales	$96,904	$118,121	$133,878	$77,675	$354,657
Cost of goods sold	(95,451)	(118,016)	(132,766)	(66,686)	(375,980)
Gross Profit	1,453	105	1,112	10,989	(21,323)
Selling, general and administrative expenses	(9,128)	(6,950)	(14,286)	(4,608)	(16,691)
Other income (expense)	(595)	3	(1,659)	(515)	173
Operating income (loss)	(8,270)	(6,842)	(14,833)	5,866	(37,841)
Other income (expense)
Income from termination of marketing agreements	—	—	—	—	10,176
Interest income	14	—	15	—	11
Interest expense	(2,386)	(2,281)	(3,100)	(1,422)	(11,002)
Gain (loss) on derivative transactions	263	30	439	—	1,218
Other non-operating income	210	—	210	—	—
Income (loss) before reorganization items and income taxes	(10,169)	(9,093)	(17,269)	4,444	(37,438)
Reorganization items	—	(42,749)	—	(20,282)	(42,749)
Gain due to plan effects	—	—	—	136,574	—
Loss due to fresh start accounting adjustments	—	—	—	(387,655)	—
Loss before income taxes	(10,169)	(51,842)	(17,269)	(266,919)	(80,187)
Income tax expense (benefit)	(910)	(2,907)	(910)	(626)	(6,685)
Net loss	$(9,259)	$(48,935)	$(16,359)	$(266,293)	$(73,502)

Loss per common share — basic	$(1.06)	$(1.14)	$(1.87)	$(6.14)	$(1.71)
Basic weighted-average number of shares	8,585	42,966	8,581	43,401	42,968

Loss per common share — diluted	$(1.06)	$(1.14)	$(1.87)	$(6.14)	$(1.71)
Diluted weighted-average number of common and common equivalent shares	8,585	42,966	8,581	43,401	42,968

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor
	June 30,	December 31,
(In thousands except share and per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,177	$52,585
Accounts receivable	4,027	10,947
Inventories	19,983	24,237
Income taxes receivable	5,918	5,796
Prepaid expenses and other current assets	6,599	7,323
Total current assets	86,704	100,888

Property, plant and equipment, net	227,043	589,049
Restricted cash	12,772	7,451
Available for sale securities	3,740	5,442
Other assets	11,556	9,866
Total assets	$341,815	$712,696

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$42,765
Accounts payable	18,709	11,164
Accrued payroll and benefits	3,644	2,242
Accrued interest	607	302
Other current liabilities	6,301	6,279
Total current liabilities	29,261	62,752

Pre-petition liabilities subject to compromise	—	365,549
Long-term debt	105,000	—
Deferred tax liabilities	1,425	2,936
Other long-term liabilities	2,499	13,927
Total liabilities	138,185	445,164
Stockholders’ equity:
Common stock, par value $0.001 per share; 15,000,000 and 185,000,000 shares authorized as of June 30, 2010 and December 31, 2009, respectively; 6,845,202 and 43,048,158 shares outstanding as of June 30, 2010 and December 31, 2009, respectively, net of 21,548,640 shares held in treasury as of December 31, 2009	7	44
Preferred stock, 5,000,000 and 50,000,000 shares authorized as of June 30, 2010 and December 31, 2009, respectively; no shares issued or outstanding	—	—
Additional paid-in capital	222,449	294,297
Retained deficit	(16,359)	(28,421)
Accumulated other comprehensive income (loss), net	(2,467)	1,612
Total stockholders’ equity	203,630	267,532
Total liabilities and stockholders’ equity	$341,815	$712,696

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	Four months ended June 30,	Two months ended February 28,	Six months ended June 30,
(In thousands)	2010	2010	2009

Operating Activities
Net loss	$(16,359)	$(266,293)	$(73,502)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for rejected executory contracts and leases	—	9,590	39,684
Pre-petition accounts payable	—	—	40,793
Pre-petition accrued interest	—	—	8,083
Non-cash gain due to Plan effects	—	(136,574)	—
Non-cash loss due to fresh start accounting adjustments	—	387,655	—
Depreciation and amortization	3,675	2,795	8,348
Stock-based compensation expense	2,881	277	1,589
Deferred income tax	(910)	—	651
Gain on the sale of marketing alliance investments	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable, net	3,137	2,560	41,271
Inventories	5,236	1,543	58,143
Other current assets	(2,386)	1,339	—
Restricted cash	2,512	(7,833)	—
Other assets	(715)	—	—
Accounts payable	(797)	7,061	(100,205)
Other current liabilities	787	341	(9,744)
Other long-term liabilities	(24)	(21,981)	—
Net cash provided by (used for) operating activities	(2,963)	(19,520)	14,111

Investing Activities
Additions to property, plant and equipment, net	(21,498)	(2,086)	(901)
Deposit on asset acquisition	(5,000)	—	—
Proceeds from the sale of marketing alliance investments	—	—	2,000
Net cash provided by (used for) investing activities	(26,498)	(2,086)	1,099

Financing Activities
Net repayments on revolving credit facilities	—	(27,765)	(24,435)
Borrowing on debtor-in-possession debt facility	—	—	15,000
Repayment of debtor-in-possession debt facility	—	(15,000)	—
Proceeds from issuance of senior secured notes	—	98,119	—
Repayment of short-term note payable	(5,252)	—	—
Repurchase of treasury shares	(355)	—	—
Proceeds from warrants exercised	6	—	—
Debt issuance costs	—	(1,190)	(1,876)
Proceeds from stock option exercises	—	96	—
Net cash provided by (used for) financing activities	(5,601)	54,260	(11,311)

Net increase (decrease) in cash and cash equivalents	(35,062)	32,654	3,899
Cash and cash equivalents at beginning of period	85,239	52,585	23,339
Cash and cash equivalents at end of period	$50,177	$85,239	$27,238

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of June 30, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed except for the application of fresh start accounting as described in the following paragraph.

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month periods ended June 30, 2010 and 2009, four-month period ended June 30, 2010, two-month period ended February 28, 2010, and the six-month period ended June 30, 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, Reorganizations, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values (the “Convenience Date”), because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the balance sheet at February 28, 2010 and in the statement of operations for the two months ended February 28, 2010.  The Statements of Operations for the three-month and four-month periods ended June 30, 2010 reflect the results of successor operations.

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

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of the Effective Date. Reorganization equity value represents the Company’s estimate of the amount a willing buyer would pay for the Company’s net assets immediately after the reorganization.  This amount (approximately $219.9 million) was determined by Company management with assistance from an independent financial advisor, who developed the enterprise value using a combination of the following three measurement methodologies: 1) comparable public company analysis, 2) discounted cash flow analysis, and 3) precedent transactions analysis.  This amount was determined based, in part, on economic, competitive, and general business conditions prevailing at the time.  Descriptions of the different valuation methodologies are as provided below.

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

(4)  Represents the write-off of the prepaid directors and officers insurance balance for the predecessor company of $1.6 million, plus $0.3 million reclassification of debt issuance costs related to the issuance of the senior secured notes and the new secured revolving credit facility to Other Assets, offset by the addition of a deposit on title insurance pertaining to the Aurora West expansion facility of $0.7 million

(5)  Represents the $0.7 million of debt issuance costs pertaining to the senior secured notes and the new secured revolving credit facility, of which $0.3 million was reclassified from Prepaid Expenses and Other Current Assets.

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

(11)  Plan Effects adjustments to Stockholder’s Equity include the following:

•      Gain due to plan effects in the first quarter of 2010 of $136.6 million related to implementation of the Plan consisted of $144.0 million of liabilities subject to compromise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on the 10% senior unsecured notes and $1.6 million related to the write-off of Predecessor prepaid directors and officer insurance.

•      Elimination of predecessor equity balances comprised of:

•      common stock of $44 thousand,

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

(3)           Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the Company as of January 1, 2010, except for the requirement to provide the Level 3 activity on a gross basis, which is effective as of January 1, 2011. As the new guidance only pertained to disclosures, it had no impact on our consolidated financial position, results of operations or cash flows upon adoption.  See Notes 2 and 10 for further discussion of fair value measurements.

In February 2010, the FASB issued authoritative guidance to define SEC filer within the FASB Accounting Standards Codification and eliminate the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance.  We adopted the FASB guidance on the date of issuance, February 24, 2010. As the new guidance only pertained to disclosures, it

had no impact on our consolidated financial position, results of operations or cash flows upon adoption.   See Note 24 for further discussion.

(4)           Inventories

Inventories are as follows:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Finished products	$14,419	$16,409
Work-in-process	1,911	2,430
Raw materials	2,308	2,938
Supplies	1,345	2,460
Totals	$19,983	$24,237

(5)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Prepaid insurance	$1,988	$3,257
Prepaid inventory	1,225	1,197
Prepaid benefits	615	279
Prepaid utility deposits	926	926
Other prepaid expenses	697	778
Other current assets	1,148	886
Totals	$6,599	$7,323

(6)           Short-term borrowings

The following table summarizes the Company’s short-term borrowings:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Secured revolving credit facility with JPMorgan Chase Bank	$—	$27,765
Debtor-in-possession debt facility	—	15,000
Senior secured revolving credit facility with PNC Bank	—	—
Note payable — Kiewit	—	—
Total short-term borrowings	$—	$42,765

Secured Revolving Credit Facility with JPMorgan Chase Bank

As of December 31, 2009, $9.6 million in letters of credit and $27.8 million in revolving loans were outstanding under our pre-petition amended secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a lender.  As a result of the bankruptcy proceedings, all the commitments under the Company’s pre-petition amended secured revolving credit facility automatically terminated, and the principal of the loans and the reimbursement obligations then outstanding, together with accrued interest thereon and any unpaid fees and all other obligations of the borrowers accrued under the applicable loan documents, became immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As a result, there was no longer any liquidity available to us under the pre-petition amended secured revolving credit facility.

Amounts owed at December 31, 2009 under the Company’s pre-petition amended secured revolving credit facility were not included in “pre-petition liabilities subject to compromise” as the secured debt was adequately collateralized.  The pre-petition amended secured revolving credit facility was collateralized by a first security lien on essentially all of the Company’s assets, except for assets of the Mt. Vernon facility.  The Company continued to accrue and pay interest on this credit facility in accordance with the Bankruptcy Court’s final debtor-in-possession (“DIP”) financing order.  As of December 31, 2009, the Company held a restricted cash account totaling $7.0 million providing collateral protection to the pre-petition lenders for certain outstanding letters of credit issued under this facility as provided for in a stipulation agreement among the Company, its pre-petition secured lenders, and the lenders under the Debtors’ post-petition debtor in possession credit facility (the “DIP Lenders”).

Prior to the Petition Date, borrowings on the pre-petition amended secured revolving credit facility generally bore interest, at our option, at the following rates (i) the Eurodollar rate or the LIBO rate plus a margin of 4.5%, with a LIBO rate minimum of 3%, or (ii) the greater of the prime rate or the federal funds rate plus 0.50% (with a minimum rate of LIBOR plus 2.25%), plus a margin of 3.25%.  In addition, the following fees were also applicable: an unused commitment fee of 0.50% on unused borrowing availability, an outstanding letters of credit fee of 4.625%, and administrative and legal costs.

Effective with the Petition Date, the interest rate on the pre-petition amended secured revolving credit facility reverted to a default rate of 10.5% per annum, while fees for outstanding letters of credit reverted to a default rate of 6.625% per annum.  Accrued interest and other fees were paid monthly.

The balances owed on this credit facility were paid in full on the Effective Date.  At June 30, 2010, the Company had $6.3 million in letters of credit outstanding as issued by the pre-petition lenders.  The $6.3 million outstanding letters of credit were collateralized by $7.8 million in a restricted cash account.

Debtor-in-possession Credit Facility

On April 7, 2009, the DIP Lenders entered into a DIP term sheet for a $30 million Debtor-in-Possession Credit Facility (the “DIP Facility”) with the Debtors.

As of December 31, 2009, the Company had drawn $15 million of its $30 million DIP Facility.  The DIP Facility and the Final DIP Order provided for a first priority term loan in a maximum aggregate principal amount of up to $30 million.  Proceeds of the DIP Facility could be used, among other things, to (i) fund the working capital and general corporate needs of the Company and the costs of the bankruptcy proceedings in accordance with an approved budget, and (ii) provide adequate protection, in accordance with the terms of the DIP Facility, to the pre-petition agent and pre-petition lenders under the Company’s existing pre-petition amended secured revolving credit facility.  The DIP Facility bore interest at 16.5%.  The maturity date of the DIP Facility was April 6, 2010, or upon the occurrence of certain pre-defined events including emergence from bankruptcy.  The DIP Facility was secured by a super-priority administrative expense claim on our assets.  As of December 31, 2009, the Company was in compliance with the terms of the DIP Facility.  The Company accrued and paid interest expense on this DIP Facility in accordance with the Bankruptcy Court’s Final DIP Order.

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

Up to $12 million of the Revolving Facility may be applied to letters of credit.  Issued letters of credit reduce availability under the Revolving Facility.  If issued and outstanding letters of credit under the Revolving Facility exceed the borrowing base of eligible receivables and inventory, the Company would be required to provide additional cash collateral to cover any borrowing base shortfall.  The Company will pay a fee for issued and undrawn letters of credit at 6.00% per annum of the average daily face amount of each outstanding letter of credit and a per annum fronting fee of 0.25% payable quarterly.

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

Total liquidity at June 30, 2010 was $56.1 million, comprised of $50.2 million in cash and cash equivalents and $5.9 million availability under our Revolving Facility.  As of June 30, 2010, there were no amounts drawn against the Revolving Facility, and no outstanding letters of credit issued under our Revolving Facility.

Note payable - Kiewit

Pursuant to the Plan, on the Effective Date, the Company issued a note payable to Kiewit Energy Company for the principal amount of $5.3 million (the “Kiewit Note”).  The Kiewit Note bore interest at the rate of 5.00% per annum, compounded semi-annually, and matured on the earlier of (a) March 17, 2014 or (b) 120 days after the date on which the Company’s Aurora West ethanol facility was completed and operating at 90% of nameplate capacity.  Nameplate capacity was defined as production capacity of 108 million gallons per year of un-denatured ethanol.

On April 30, 2010 the Company paid the Kiewit Note payable to Kiewit Energy Company for $5.3 million.

(7)           Long-term debt

The following table summarizes the Company’s long-term debt:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Senior unsecured 10% notes due April 2017	$—	$300,000
Senior secured 13% notes due March 2015	105,000	—
	105,000	300,000
Less: reclassification to pre-petition liabilities subject to compromise	—	(300,000)
Long-term debt, net	$105,000	$—

Senior Unsecured Notes

As of December 31, 2009, the Company had outstanding $300 million aggregate principal amount of senior unsecured notes.  The senior unsecured notes were issued pursuant to an indenture dated as of March 27, 2007, between the Company and Wells Fargo Bank, N.A., as trustee and were exchanged for registered notes with the same terms on August 10, 2007.  The senior unsecured notes are general unsecured obligations of the Company and its subsidiaries.  In April 2009, Deutsche Bank National Trust Company replaced Wells Fargo Bank as Successor Indenture Trustee.  As a result of the bankruptcy proceedings, the outstanding principal amount of the senior unsecured notes and accrued interest thereon became immediately due and payable, and such notes were reclassified to “pre-petition liabilities subject to compromise” (see Note 12).  The Company discontinued the accrual of interest on the senior unsecured notes beyond the Petition Date.  Contractual interest expense not recorded from April 8, 2009 through December 31, 2009 would have totaled $21.9 million.  Contractual interest expense not recorded from January 1, 2010 through March 15, 2010 would have totaled $6.3 million.

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

The Notes and the guarantees of the Guarantors are secured by a first-priority lien on substantially all of the Company’s and the Guarantors’ assets (with certain exceptions) and by a second-priority lien on the Company’s and the Guarantors’ assets that are subject to the first-priority lien granted under the Revolving Facility, as described in Note 6.

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

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of June 30, 2010:

(In thousands)	June 30

2011	$—
2012	—
2013	—
2014	—
2015	105,000
Total long-term debt payments	$105,000

(8)           Other Current Liabilities

Other current liabilities are as follows:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Deferred revenue	$4,647	$4,513
Accrued sales tax	10	10
Current portion of deferred income taxes	601	—
Accrued property taxes	980	817
Other accrued operating expenses	63	65
Reserve for uncertain tax positions (see Note 18)	—	855
Accrued interest on uncertain tax positions (see Note 18)	—	19
Totals	$6,301	$6,279

(9)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

	Successor	Predecessor
(In thousands)	June 30, 2010	December 31, 2009

Unfunded postretirement benefit obligations	$1,957	1,984
Unfunded pension liability	441	442
Pre-petition liabilities not compromised	—	11,501
Reserve for uncertain tax positions (see Note 18)	82	—
Accrued interest on uncertain tax positions (see Note 18)	19	—
Totals	$2,499	$13,927

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above ASC 820 pricing levels as of June 30, 2010:

	Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at June 30, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$50,177	$50,177	$—	$—
Available for sale securities	$3,740	$3,740	$—	$—
Derivative contracts	$707	$707	$—	$—

The following table summarizes the valuation of our financial instruments which were carried at fair value by the above ASC 820 pricing levels as of December 31, 2009:

	Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at December 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$52,585	$52,585	$—	$—
Available for sale securities	$5,442	$5,442	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at June 30, 2010 or December 31, 2009.

The Company recorded net gains of $0.3 million, $0.0 million, $0.4 million, $0.0 million, and $1.2 million, respectively, for the three-month periods ended June 30, 2010 and 2009, the four-month period ended June 30, 2010, the two-month period ended February 28, 2010, and the six-month period ended June 30, 2009, under “Gain (loss) on derivative transactions” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions it held during the respective periods.

The Company recorded a loss of $1.5 million, a gain of $1.3 million, a loss of $2.5 million, a gain of $0.8 million, and a gain of $1.7 million for the three-month periods ended June 30, 2010 and 2009, the four-month period ended June 30, 2010, the two-month period ended February 28, 2010, and the six-month period ended June 30, 2009, respectively, under other accumulated comprehensive loss in the Consolidated Balance Sheet for the changes in the fair value of its available for sale securities. At each reporting date, the Company performs an evaluation of impaired equity securities to determine if the unrealized loss is other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives. Based on the results of this evaluation, management concluded that as of June 30, 2010, the unrealized losses related to equity securities are temporary.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2010 and December 31, 2009.

	Successor		Predecessor
	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes payable	$—	—	$(300,000))	(267,000)
Senior secured notes payable	$(105,000)	(105,000)	$—	—

The fair values of our senior unsecured and senior secured fixed rate notes are based upon quoted closing market prices at the end of the period.

(11)         Reorganization Items

ASC 852, Reorganizations, requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11.  The Company’s reorganization items for the three months ended June 30, 2009, two months ended February 28, 2010, and six months ended June 30, 2009 consisted of the following:

	Predecessor	Predecessor	Predecessor
(in thousands)	Three months ended June 30, 2009	Two months ended February 28, 2010	Six months ended June 30, 2009
Provision for rejected executory contracts and leases	$39,684	$9,590	$39,684
Professional fees directly related to reorganization	3,118	8,776	3,118
Other (a)	(53)	1,916	(53)
Total reorganization items	$42,749	$20,282	$42,749

(a)	Other includes new claims allowed as cure settlements and priority claims and secured claims and other adjustments.

No additional reorganization expense will be recognized after February 28, 2010.

(12)         Pre-Petition Liabilities Subject to Compromise

Pre-petition liabilities subject to compromise refers to unsecured obligations that were accounted for under the Plan.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities were stayed.  ASC 852, Reorganizations, requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events.  Pre-petition liabilities subject to compromise also includes certain items that may be assumed under the Plan, and as such, may be subsequently reclassified to liabilities not subject to compromise.  At hearings held in April 2009, the Bankruptcy Court granted final approval of many of the debtors first day motions covering, among other things, employee obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters were not classified as pre-petition liabilities subject to compromise.

The Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company’s operations with the approval of the Bankruptcy Court.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and were classified as “pre-petition liabilities subject to compromise”.  With certain specific exceptions, holders of pre-petition claims (excluding governmental entities holding governmental claims) were required to file proofs of claims by the “general bar date”, which was September 8, 2009.  A bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases on account of such claims.  Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court.  Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowed amount and priority of the claim.  The determination of how liabilities would ultimately be treated could not be made until the Bankruptcy Court approved the Plan.  Accordingly, the ultimate amount or treatment of such liabilities was not determinable at December 31, 2009.  Amounts recorded at December 31, 2009 were the Company’s best estimate of the amounts the Bankruptcy Court would allow.

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

(13)         Warrants

In connection with the Plan, holders of allowed Class 9(a) Equity Interests received warrants to purchase up to an aggregate amount of 450,000 shares of common stock of the successor company at an exercise price initially set at $40.94 subject to adjustment exercisable through the earlier of March 15, 2015, or upon the occurrence of an acceleration event.  Each warrant entitles the registered owner thereof to purchase one share of common stock of the successor company.  During the second quarter of 2010, holders of the warrants exercised 144 of the warrants.

(14)         Stock-Based Compensation Plans

Pre-tax stock-based compensation expense for the Successor Company for the quarter ended June 30, 2010 was $1.2 million, all of which was charged to selling, general and administrative expense.  The Predecessor recognized $0.3 million of pre-tax stock-based compensation expense, all charged to selling, general and administrative expense for the quarter ending June 30, 2009.  Stock-based compensation reduced earnings per share by $0.00 per basic and fully diluted share for the quarter ended June 30, 2009 and by $0.08 per basic and $0.08 per fully diluted share for the Successor for  the quarter ended June 30, 2010.

The Company granted 50 thousand stock options during the quarter ended June 30, 2010 with an exercise  price of $43.75.

(15)         Interest Expense

The following table summarizes interest expense:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(in thousands)	2010	2009	2010	2010	2009
Interest expense — senior unsecured notes	$—	$583	$—	$—	$8,083
Interest expense — senior secured notes	3,374	—	4,019	—	—
Interest expense — revolving credit facility	—	695	—	600	979
Interest expense — debtor in possession debt facility	—	520	—	502	520
Interest expense — note payable to Kiewit	34	—	34	—	—
Amortization of deferred debt issuance costs	—	483	—	313	1,405
Other	—	—	69	7	15
Capitalized interest	(1,022)	—	(1,022)	—	—
Interest Expense, net	$2,386	$2,281	$3,100	$1,422	$11,002

(16)         Retirement and Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.2 million for each of the three-month periods ended June 30, 2010 and 2009, $0.2 million for the four-month period ended June 30, 2010,  $0.1million for the two-month period ended February 28, 2010, and $0.5 million for the six month period ended June 30, 2009.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of an employee’s contribution to the plans.  On March 13, 2009, we terminated 25 employees as part of a planned reduction in force.  As a result of these terminations, we accelerated the vesting of the Company’s matching portion of these employee’s previously unvested contributions.  As a result of this accelerated vesting, there was no additional expense to the Company.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, IL production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30	Fourth Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(In thousands)	2010	2009	2010	2010	2009
Service cost	$84	$98	$112	$56	$170
Interest cost	135	130	180	87	254
Expected return on plan assets	(173)	(102)	(231)	(115)	(281)
Amortization of prior service costs	—	10	—	7	21
Amortization of net actuarial loss	—	89	—	14	89
Net periodic pension cost	$46	$225	$61	$49	$253

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(In thousands)	2010	2009	2010	2010	2009
Service cost	$17	$19	$22	$12	$38
Interest cost	28	29	38	20	55
Amortization of prior service costs	—	(9)	—	(4)	(18)
Net periodic pension cost	$45	$39	$60	$28	$75

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2009 and June 30, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

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

Derivative instruments not designated as hedging instruments under ASC 815 at June 30, 2010 and December 31, 2009 were as follows:

		Fair Value (in thousands)
		June 30, 2010	December 31, 2009
Type	Balance Sheet Classification	Successor	Predecessor

Corn and ethanol future positions	Other current assets	$707	$—

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three-month periods ended June 30, 2010 and 2009, the four-month period ended June 30, 2010, the two-month period ended February 28, 2010, and six-month period ended June 30, 2009 are as follows:

		Fair Value (in thousands)
	Statement of Operations	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Four Months Ended June 30, 2010	Two Months Ended February 28, 2010	Six Months Ended June 30, 2009
Type	Classification	Successor	Predecessor	Successor	Predecessor	Predecessor

Corn and ethanol future positions	Gain (loss) on derivative transactions	$263	$30	$439	$—	$1,218

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(18)         Income Taxes

The Company recorded an income tax benefit of $0.9 million for the three months and four months ended June 30, 2010, an income tax benefit of $2.9 million for the three months ended June 30,

2009, an income tax benefit of $0.6 million for the two months ended February 28, 2010, and an income tax benefit of $6.7 million for the six months ended June 30, 2009.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill, increases in valuation allowances, and other permanent differences between book and tax.

The Company records a valuation allowance on its deferred tax assets to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.  Due to the Company’s history of losses, allowances have been established for all deferred benefits except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The Company expects to recognize taxable income of approximately $52 million for cancellation of debt resulting from the Plan related to the Company’s bankruptcy reorganization that will reduce available current year tax losses, capital loss carryforwards, and the tax basis in other assets.

Further, the consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code, which limits the Company’s ability to utilize certain carryover tax attributes. The Company’s net unrealized built in losses may be limited by Section 382 which could potentially result in the significant acceleration of tax payments. The Company’s state net operating loss carryforwards are also subject to similar, but varying, restrictions on their future use.

As of June 30, 2010, we had $0.1 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At June 30, 2010, our liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.

Currently, no federal income tax returns are open for examination.  We file in numerous states and one foreign jurisdiction with varying statutes of limitations open from 2005 to 2008.

(19)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with ASC 260, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).  In accordance with ASC 260, shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share.  Accordingly, 1.9 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the three and four months ended June 30, 2010.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2010	2009
Net income (loss)	$(9,259)	$(48,935)	$(16,359)	$(266,293)	$(73,502)
Less net earnings (loss) allocated to participating securities	(179)	—	(278)	—	—
Net earnings (loss) attributable to common shareholders	$(9,080)	$(48,935)	$(16,081)	$(266,293)	$(73,502)

Weighted average shares and share equivalents outstanding:
Basic shares	8,585	42,966	8,581	43,401	42,968
Dilutive non-qualified stock options and RSUs	—	—	—	—	—
Diluted weighted average shares and share equivalents	8,585	42,966	8,581	43,401	42,968

Income (loss) per common share — basic	$(1.06)	$(1.14)	$(1.87)	$(6.14)	$(1.71)
Income (loss) per common share - Diluted	$(1.06)	$(1.14)	$(1.87)	$(6.14)	$(1.71)

We had additional potentially dilutive securities outstanding representing options of 180 thousand common shares at June 30, 2010 (Successor) and 3.3 million common shares at June 30, 2009 (Predecessor) that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with ASC 260.

(20)         Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,	Six Months Ended June 30,
(In thousands)	2010	2009	2010	2010	2009
Net income (loss) attributable to controlling interest	$(9,259)	$(48,935)	$(16,359)	$(266,293)	$(73,502)
Unrealized gain (loss) on available for sale securities	(1,482)	1,274	(2,467)	765	1,724
Unrecognized pension and post retirement liabilities, net of tax	—	56	—	(3)	56
Comprehensive income (loss)	$(10,741)	$(47,605)	$(18,826)	$(265,531)	$(71,722)

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

(23)       Potential Asset Acquisition

On June 10, 2010, the Company sent a preliminary letter of intent to enter into an asset purchase agreement with New CIE Energy Opco, LLC d/b/a/ Riverland Biofuels to acquire all or substantially all of Riverland’s assets comprising the ethanol production facility located in Canton, IL.  The Canton facility consists of an approximate 30 acre site on which a 37 mgpy nameplate ethanol plant and associated CHP power plant is situated and an associated 259 acre parcel of land.

Aventine has made a $5 million  non-refundable deposit on the letter of intent as of June 30, 2010.  The deposit is reflected in other assets on the June 30, 2010 consolidated balance sheet.

(24)         Subsequent Events

The Company evaluated subsequent events through the time of filing this document with the SEC, identifying no subsequent events which have accounting or disclosure impacts, except as follows:

On August 2, 2010, Brigade Capital Management, LLC and Senator Investment Group LP, (the “Backstop Purchasers”) entered into a commitment letter agreement with the Company and its subsidiaries pursuant to which, subject to certain conditions,  the Backstop Purchasers have agreed to purchase up to an aggregate principal amount of $50 million of our Notes not purchased by other investors in a private placement offering on or after August 15, 2010 until September 15, 2010, at which time the Backstop Purchasers will have the right to terminate the agreement if the offering has not been consummated on or before such date.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Part II, Item 1A of  the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.   You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month  periods ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The Company emerged from bankruptcy on March 15, 2010.   On February 28, 2010, the Company implemented fresh-start reporting in accordance with U.S. GAAP.  Thus, the consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company has combined the results for the two months ended February 28, 2010 and the four months ended June 30, 2010.  The combined period has been compared to the six months ended June 30, 2009.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Recent Events

Emergence from Bankruptcy.   On April 7, 2009, the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code  in the U. S. Bankruptcy Court for the District of Delaware.   On January 13, 2010, the Company filed its Plan.  On February 24, 2010, the Bankruptcy Court entered an order approving and confirming the Plan.  On March 15, 2010, the Company consummated its reorganization through a series of transactions contemplated by its Plan and the Plan became effective.  The transactions consummated pursuant to the Plan included the following:

•                  the Company appointed a new management team and six new directors to our Board of Directors;

•                  the Company issued and sold an aggregate of $105 million principal amount of the Notes and 1,710,000 shares of common stock to holders of our pre-petition notes that subscribed to the sale of the Notes;

•                  the Company began a pro rata distribution of shares of common stock to holders of our pre-petition notes and to holders of allowed general unsecured claims, with an initial distribution of 4,904,980 shares to holders of pre-petition notes and 71,118 shares to holders of allowed general unsecured claims, out of a total of 6,840,000 shares available;

•                  the Company entered into the Revolving Credit Agreement with PNC, providing for a $20 million Revolving Facility;

•                  the Company entered into a warrant agreement (the “Warrant Agreeement”) with American Stock Transfer & Trust Company, LLC, pursuant to which we issued warrants to purchase an aggregate of 450,000 shares of common stock to holders of equity interests prior to our emergence from bankruptcy;

•                  the Company amended and restated its organizational documents and those of its subsidiaries; and

•                  the Company adopted a 2010 equity incentive plan providing for the issuance of up to 855,000 shares of common stock, subject to adjustment.

Letter of Intent.  On June 10, 2010, the Company entered into a non-binding letter of intent (the “LOI”) with New CIE Energy Opco, LLC d/b/a Riverland Biofuels and affiliates of certain holders of the Company’s debt and equity securities to acquire an ethanol production facility situated in Canton, Illinois (the “Facility”).  As required by the LOI, the Company deposited $5,000,000 as a non-refundable deposit The transactions contemplated by the LOI are subject to the execution of a definitive agreement by the Company and the seller.  The Company cannot assure you whether or when any definitive agreement with respect to the acquisition of the Facility will be entered into or whether any such transaction will be consummated.

Plant Shutdown.  On June 29, 2010, Aventine temporarily shut down its dry mill plant in Aurora, NE (NELLC) to make some mechanical improvements to the facility.  The shutdown was extended during this period of depressed margins to accelerate a required power outage at both facilities to complete some necessary electrical work for the Aurora West facility which is currently under construction.  We expect the work to be completed the first week of August 2010 and the plant to become operational if margins have improved.

Second Distribution.  On June 30, 2010, the Company commenced a second pro rata distribution, consisting of 643,372 shares of common stock, to holders of the Company’s pre-petition notes and to holders of allowed general unsecured claims, with 599,947 shares distributed to holders of pre-petition notes and 43,425 shares to holders of allowed general unsecured claims.  Approximately 1.2 million shares of common stock are reserved for future distributions to these holders.

Backstop Commitment Agreement.  On August 2, 2010, the Backstop Purchasers entered into a commitment letter agreement with the Company and its subsidiaries pursuant to which, subject to certain conditions,  the Backstop Purchasers have agreed to purchase up to an aggregate principal amount of $50 million of the Notes that are not purchased by other investors in a private placement offering on or after August 15, 2010 until September 15, 2010, at which time the Backstop Purchasers will have the right to terminate the agreement if the offering has not been consummated on or before such date.

Debt Commitment Letter.  Concurrently, on August 2, 2010, the Company entered into the Debt Commitment Letter with Citi, under which Citi has agreed, at a subsequent time,  to use its best efforts to arrange a syndicate of lenders that will provide the Company with the New Term Loan Facility, and to act as lead arranger, bookrunner, administrative agent and collateral agent for the New Term Loan Facility, on the terms and subject to the conditions set forth in the Debt Commitment Letter.  Consummation of the debt financing is subject to various conditions set forth in the Debt Commitment Letter, including the absence of certain “material adverse effects” with respect to the company and its subsidiaries, taken as a whole. We are under no obligation to enter into any such debt financing and cannot assure you that we will enter into any such financing transaction on terms acceptable to us, if at all.

Executive Summary of Financial Results

The net loss for the second quarter of 2010 was $9.3 million as compared to a net loss of $48.9 million in the second quarter of 2009.  The primary difference between the results for the two quarters was the $42.7 million in expense recorded in 2009 for reorganization items pertaining to our bankruptcy proceedings.  This expense consisted of $3.1 million in professional fees and $39.6 million in provisions for rejected executory contracts and leases.  There were no reorganization items recorded in the second quarter of 2010.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, increased to $0.75 per gallon in the second quarter of 2010 from $0.72 per gallon in the second quarter of 2009.  The average sales price per gallon of ethanol decreased in the second quarter of 2010 to $1.62 per gallon from the $1.70 average received in the second quarter of 2009.  Corn costs during the second quarter of 2010 averaged $3.53 per bushel, as compared to $4.10 per bushel in the second quarter of 2009.  Conversion cost in the second quarter of 2010 was $0.52 per gallon as compared to $0.42 per gallon in the second quarter of 2009.

Gallons of ethanol sold in the second quarter of 2010 decreased to 46.5 million gallons, as compared to 52.8 million gallons in the second quarter of 2009.  Gallons produced during the second quarter of 2010 decreased to 45.9 million gallons from 52.7 million gallons in the second  quarter of 2009.

Our inventory is valued based upon a weighted average of our cost to produce ethanol and the price we pay for ethanol that we purchase from other producers.  We continue to engage in purchase/resale transactions, as needed, to fulfill our sales commitments.  Changes, either upward or downward, in our own production costs or our purchased cost of ethanol will cause the inventory value to fluctuate from period to period, perhaps significantly.  These changes in value flow through our statement of operations as the inventory is sold and can significantly increase or decrease our profitability.

Selling, general & administrative (“SG&A”) expenses were $9.1 million in the second quarter of 2010 as compared to $7.0 million in the second quarter of 2009.  Major variances between 2010 and 2009 are a $0.8 million increase in salaries and wages, a $1.0 million increase in salaried stock compensation, and a $1.5 million increase in outside services, partially offset by a $1.0 million decrease in other SG&A expenses.

Interest expense in the second quarter of 2010 was $2.4 million, as compared to $2.3 million in the second quarter of 2009.  Interest expense in the second quarter of 2010 includes $3.4 million in interest on our Notes, reduced by capitalized interest of $1.0 million applicable to our expansion facilities in Mt. Vernon, IN and Aurora, NE.  We resumed construction of these facilities in May 2010.  Interest expense in the second quarter of 2009 included $0.6 million in interest on our senior unsecured notes issued March 27, 2007, $0.7 million in interest on our secured revolving credit facility, $0.5 million in interest on our DIP Facility, and $0.5 million of amortization of deferred financing fees.  We ceased the accrual of interest on our senior unsecured notes as of the Petition Date.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Total gallons of ethanol sold in the second quarter of 2010 decreased to 46.5 million gallons, versus 52.8 million gallons sold in the second quarter of 2009.  Gallons of ethanol were sourced as follows:

For the Three Months Ended June 30,

(In thousands, except for percentages)	2010	2009	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	45,943	52,658	(6,715)	(12.8)%
Purchase/resale	285	247	38	15.4%
Decrease (increase) in inventory	299	(104)	403	*
Total	46,527	52,801	(6,274)	(11.9)%

*  Not meaningful

Net sales in the second quarter of 2010 decreased 18.0% from the second quarter of 2009.  Net sales were $96.9 million in the second quarter of 2010 versus $118.1 million in the second quarter of 2009.  Overall, the decrease in net sales was primarily the result of less supply available.  The reduction in equity production between 2010 and 2009 is primarily attributable to timing differences and the length of plant maintenance shutdowns.   A decrease in the average sales price of ethanol also contributed to the decrease in net sales for the second quarter of 2010 as compared to the second quarter of 2009.  Ethanol prices averaged $1.62 per gallon in the second quarter of 2010 versus $1.70 in the second quarter of 2009.

Co-product revenues for the second quarter of 2010 totaled $21.5 million, a decrease of $5.1 million, or 19.0%, from the second quarter 2009 total of $26.6 million.  Co-product revenues decreased during the second quarter of 2010 as a result of significantly lower sales volumes.  In the second quarter of 2010, we sold 235.4 thousand tons, versus 290.9 thousand tons in the second quarter of 2009.  Co-product revenues, as a percentage of corn costs, increased to 35.0% during the second quarter of 2010, versus 34.2% in the second quarter of 2009.

Cost of goods sold for the quarter ended June 30, 2010 was $95.4 million, compared to $118.0 million for the quarter ended June 30, 2009, a decrease of $22.6 million, or 19.2%.  As a percentage of net sales, cost of goods sold decreased to 98.4% of sales from 99.9% of sales in the second quarter of 2009.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from other producers and marketers, freight and logistics costs to ship ethanol and co-products, the cost of motor fuel taxes which have been billed to customers, and depreciation.  The decrease in cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the termination of our marketing alliance and lower corn costs.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the second quarter of 2010 totaled $61.5 million, or $3.53 per bushel, versus $77.9 million, or $4.10 per bushel, in the second quarter of 2009.  Our average corn costs in the second quarter of 2010 were slightly lower than the Chicago Board of Trade (“CBOT”) average price of $3.55 during the same period.

Conversion costs for the second quarter of 2010 increased to $23.7 million from $21.9 million for the second quarter of 2009.  The increase in conversion costs is primarily attributable to increases in outside services of $1.1 million and utilities of $0.7 million.  The conversion cost per gallon increased year over year to $0.52 per gallon in the second quarter of 2010 versus $0.42 per gallon in the second quarter of 2009.

Depreciation totaled $2.4 million in the second quarter of 2010 compared to $3.5 million for 2009.  No motor fuel taxes were incurred in the second quarter of 2010 versus $1.2 million in the second quarter of 2009.  The cost of motor fuel taxes is recovered through billings to customers and was $0 in the second quarter of 2010 because we did not do business in states requiring us to pay motor fuel taxes.

Freight/logistics costs were significantly lower on a per gallon basis in the second quarter of 2010 from the second quarter of 2009.  Freight/logistics costs in the second quarter of 2010 were $0.13 per gallon as compared to $0.16 per gallon in the second quarter of 2009.  Freight/logistics dollars spent decreased in the second quarter of 2010 to $6.0 million from $8.5 million in the second quarter of 2009 as a result of lower volumes shipped, a reduction in the number of terminals we sell from and a reduction in our railcar fleet.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.

SG&A expenses were $9.1 million in the second quarter of 2010 as compared to $7.0 million in the second quarter of 2009.  Major variances between 2010 and 2009 are a $0.8 million increase in salaries and wages, a $1.0 million increase in salaried stock compensation, and a $1.5 million increase in outside services, partially offset by a $1.0 million decrease in other SG&A expenses. During the three months ended June 30, 2010, outside services include professional fees that we continue to incur related to bankruptcy activities, which would previously have been included in reorganization expense.

Other income (loss) was a loss of $0.6 million in the second quarter of 2010.  The loss in the quarter consisted of  $0.4 million of expense related to penalties owed for failure to complete the Aurora West expansion facility by July 1, 2009 and $0.2 million of expense related to utility demand charges at our Mt. Vernon ethanol expansion facility.

Interest expense in the second quarter of 2010 was $2.4 million, as compared to $2.3 million in the second quarter of 2009.  Interest expense in the second quarter of 2010 includes $3.4 million in interest on our Notes, reduced by capitalized interest of $1.0 million applicable to our expansion facilities in Mt. Vernon, IN and Aurora, NE.  We resumed construction of these facilities in May 2010.  Interest expense in the second quarter of 2009 included $0.6 million in interest on our senior unsecured notes issued March 27, 2007, $0.7 million in interest on our secured revolving credit facility, $0.5 million in interest on our DIP Facility, and $0.5 million of amortization of deferred financing fees.  We ceased the accrual of interest on our senior unsecured notes as of the Petition Date.

We recorded $42.7 million in reorganization items in the second quarter of 2009 related to our bankruptcy proceedings.  This expense consisted of $3.1 million in professional fees incurred and $39.6 million in recorded provisions for rejected executory contracts and leases.  There were no reorganization items in the second  quarter of 2010.

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the quarters ended June 30, 2010 and 2009 principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill,  increases in valuation allowances, and other permanent differences between book and tax.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Total gallons of ethanol sold in the first half of 2010 decreased to 95.6 million gallons, versus 173.6 million gallons sold in the first half of 2009.  Gallons of ethanol were sourced as follows:

For the Six Months Ended June 30,

(In thousands of gallons, except for percentages)	2010	2009	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	94,014	99,152	(5,138)	(5.2)%
Marketing alliance purchases	—	12,898	(12,898)	(100.0)%
Purchase/resale	705	29,780	(29,075)	(97.6)%
Decrease (increase) in inventory	857	31,793	(30,936)	*
Total	95,576	173,623	(78,047)	(45.0)%

*   Not meaningful

Net sales in the first half of 2010 decreased 40.3% from the first half of 2009.  Net sales were $211.6 million in the first six months of 2010 versus $354.7 million in the first six months of 2009.  Overall, the decrease in net sales was primarily the result of less supply available as we terminated our marketing alliance and significantly reduced purchase/resale supply operations, partially offset by an increase in the average sales price of ethanol sold.  The reduction in equity production between 2010 and 2009 is primarily attributable to timing differences and the length of plant maintenance shutdowns.     Ethanol prices averaged $1.72 per gallon in the first half of 2010 versus $1.69 in the first half of 2009.

Co-product revenues for the first half of 2010 totaled $46.9 million, a decrease of $2.1 million or 4.3%, from the first half 2009 total of $49.0 million.  Co-product revenues decreased during the first half of 2010 as a result of lower sales volumes.  In the first half of 2010, we sold 478.7 thousand tons, versus 555.1 thousand tons in the first half of 2009.  Co-product revenues, as a percentage of corn costs, rose to 36.6% during the first half of 2010, versus 31.9% in the first half of 2009.

Cost of goods sold for the first six months ended June 30, 2010 was $199.5 million, compared to $376.0 million for the six months ended June 30, 2009, a decrease of $176.5 million, or 46.9%.  As a percentage of net sales, cost of goods sold decreased to 94.3% of sales from 106.0% of sales in the first half of 2009.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of freight and logistics to ship ethanol and co-products, the cost of ethanol sold from inventory, the cost of motor fuel taxes which have been billed to customers and, prior to the second quarter of 2009, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the termination of our marketing alliance and significantly reduced purchase/resale program, and lower corn costs, freight costs, depreciation, and motor fuel taxes.

Purchased ethanol in the first half of 2010 totaled $1.2 million, versus $78.3 million in the first half of 2009.  The decrease in purchased ethanol resulted from the termination of our marketing alliance and scaled-back purchase/resale programs along with a decrease in the cost per gallon of ethanol purchased.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the first six months of 2010 totaled $128.0 million, or $3.60 per bushel, versus $153.8 million, or $4.17 per bushel, in the first six months of 2009.  Our average corn costs in the first half of 2010 were lower than the CBOT average price of $3.62 during the same period.  The decrease in corn costs is principally due to lower corn prices.

Conversion costs for the first half of 2010 decreased to $48.6 million from $49.0 million for the first half of 2009.  The total dollars spent on conversion costs decreased year over year principally as a result of lower costs for utilities, chemicals and other supplies which have decreased as a result of  lower petroleum prices.  The conversion cost per gallon increased year over year to $0.52 per gallon in the first half of 2010 versus $0.50 per gallon in the first half of 2009.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Freight/logistics costs were down significantly on a per gallon basis in the first half of 2010 from the first half of 2009.  Freight/logistics costs in the first half of 2010 were $0.12 per gallon as compared to $0.19 per gallon in the first half of 2009.  Freight/logistics dollars spent decreased in the first six months of 2010 to $11.1 million from $33.3 million in the first six months of 2009 as a result of lower volumes shipped, the termination of fixed price terminal obligations, and lower costs for leased railcars

Depreciation in the first half of 2010 totaled $5.6 million, versus $6.9 million in the first half of 2009.  No motor fuel taxes were incurred in the first half of 2010 versus $5.6 million in the first half of 2009.  The cost of motor fuel taxes is recovered through billings to customers and, was $0 in the first half of 2010 because we did not do business in states requiring us to pay motor fuel taxes.

SG&A expenses were $18.9 million in the first six months of 2010 as compared to $16.7 million in the first six months of 2009.  The higher expense in the first half of 2010 primarily relates to increases in salaries and wages of $0.9 million and salaried stock-based compensation of $1.7 million.

During the first six months of 2009, we recognized income from the termination of marketing agreements with our former alliance partners totaling $10.2 million.

Interest expense in the first half of 2010 was $4.5 million, as compared to $11.0 million in the first half of 2009.  Interest expense in the first half of 2010 included $4.0 million of interest expense related to our Notes, pre-petition secured revolving credit facility interest expense of $0.6 million, interest expense on our DIP Facility of $0.5 million, and $0.4 million for amortization of deferred financing fees, reduced by capitalized interest of $1.0 million.  Interest expense in the first half of 2009 included $8.1 million of interest expense related to our pre-petition senior unsecured notes (compared to contractual interest of $15 million), pre-petition amended secured revolving credit facility interest expense of $1.0 million, interest expense on our DIP Facility of $0.5 million, and $1.4 million for amortization of deferred financing fees.

Gain (loss) on derivative transactions for the first half of 2010 includes $0.4 million of realized net gains on corn and ethanol derivative contracts versus net realized and unrealized gains in the first half of 2009 of $1.2 million.  We did not have any open derivative positions at the end of June 2009.  We do not mark to market forward physical contracts to purchase corn or sell ethanol.

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the four months ended June 30, 2010, two months ended February 28, 2010, and the six months ended June 30, 2009 principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill,  increases in valuation allowances, and other permanent differences between book and tax.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices continued to be at or near the spot cost to produce ethanol during the second quarter of 2009 and 2010, making the cash spot margins near break-even.  As the supply of ethanol from plants which are currently under construction begins to make its way into the marketplace or plants that are currently shut-in begin to produce ethanol again, ethanol pricing may remain soft, and gross margins may remain near break-even.

As of June 30, 2010, we had contracts for delivery of ethanol totaling 29.8 million gallons through May 2011 at spot prices (using various Platt, OPIS and AXXIS indices).

For the third quarter of 2010, we have contracts for delivery of ethanol totaling 26.6 million gallon at spot prices (using various Platt, OPIS and AXXIS indices).

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

At June 30, 2010, we had fixed the price of 4.7 million bushels of corn through January 2011 at an average cost of $3.49 per bushel, representing approximately 12.5% of our corn requirements for the remainder of 2010, excluding our expansion facilities under construction.

Supply and Demand

According to the Renewable Fuels Association (the “RFA”), the annual ethanol production capacity in the U.S. of plants currently in operation and those under construction is almost 14.0 billion gallons annually.  This volume of ethanol production exceeds the mandate for renewable biofuel consumption required in 2013 of 13.8 billion gallons.  Ethanol produced in the U.S. competes with sugar-based ethanol produced in Brazil.  This domestic production capacity, along with imports, may cause supply to exceed demand.  If additional demand for ethanol is not created, either through additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little or no ethanol is blended today), or through additional state level mandates, the excess supply may cause ethanol gross margins to decrease, perhaps substantially.

Plant Shutdown

On June 29, 2010, Aventine temporarily shut down its dry mill plant in Aurora, NE (NELLC) to make some mechanical improvements to the facility.  The shutdown was extended during this period of depressed margins to accelerate a required power outage at both facilities to complete some necessary electrical work for the Aurora West facility which is currently under construction.  We expect the work to be completed the first week of August 2010 and the plant to become operational if margins have improved.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents	$50,177	$52,585
Working capital	57,443	38,136
Total debt (1)	105,000	42,765
Current ratio	2.96	1.60

(1)  As of December 31, 2009, total debt excluded our senior unsecured notes due in 2017 which were recorded in pre-petition liabilities subject to compromise.

As a result of the bankruptcy proceedings and the circumstances leading to the bankruptcy proceedings as described elsewhere in this report, we faced uncertainty regarding the adequacy of our liquidity and capital resources and had limited access to financing.  The bankruptcy filing constituted an event of default under our secured revolving credit facility and the indenture governing our 10% senior unsecured notes due 2017, and the debt obligations under those agreements became automatically and immediately due and payable, subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.  As of the Petition Date, the amount of outstanding borrowings and letters of credit under the secured revolving credit facility totaled approximately $18.4 million and $22.0 million, respectively, and the aggregate principal amount outstanding on our 10% senior unsecured notes due 2017 was $300 million.

At emergence from bankruptcy on March 15, 2010, we obtained approximately $98 million of proceeds through the issuance of the Notes and 1,710,000 shares of common stock.  Upon emergence we used these proceeds to pay $27.8 million to retire our secured revolving credit facility, $15.0 million to retire our DIP Facility, $17.9 million to Kiewit Energy Company to repay secured claims related to our expansion projects at Aurora, NE and Mt. Vernon, IN and $4.9 million to pay other secured and priority claims.  Our senior unsecured notes of $300.0 million along with $15.5 million of accrued interest were discharged upon emergence from bankruptcy.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facilities, and cash provided by operations.

Cash and cash equivalents.  For the first six months of 2010, cash and cash equivalents decreased by $2.4 million.  Cash and cash equivalents as of June 30, 2010 and December 31, 2009 were $50.2 million and $52.6 million, respectively.

Cash provided by operations.  Net cash used in operating activities in the first six months of 2010 was $22.5 million, as compared to cash provided by operating activities of $14.1 million for the first six months of 2009.  Cash used by operations in 2010 was negatively impacted by significant operating losses incurred in the first half of 2010 and payments of secured and priority claims as we emerged from bankruptcy.  In the first half of 2009, we offset an operating loss by generating significant amounts of cash from the liquidation of receivables and inventory, along with the receipt of alliance termination payments, offset partially by reductions in accounts payable.  As a result of our bankruptcy filing, we did not pay pre-petition accounts payable as they came due, which provided cash from operations.

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

Total liquidity at June 30, 2010 was $56.1 million, comprised of $50.2 million in cash and cash equivalents and $5.9 million availability under our Revolving Facility .   As of June 30, 2010, there were no amounts drawn against the Revolving Facility and no outstanding letters of credit issued under the Revolving Facility.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures.

Payments related to our predecessor debt and liquidity facility.  During the first quarter of 2010, we used $42.8 million of cash to make required reductions in borrowings on our secured revolving credit facility with JP Morgan Chase and our DIP Facility.   At June 30, 2010, the Company had $6.3 million in letters of credit outstanding as issued by the pre-petition lenders.  The $6.3 million outstanding letters of credit were collateralized by $7.8 million in a restricted cash account.

Working capital.  Our net working capital position increased by $24.3 million during the first half of 2010.

Capital expenditures.  During the first six months of 2010, we spent approximately $23.6 million on capital projects.  Of this amount, $1.5 million was spent on maintenance and environmental projects, while $22.1 million

(including capitalized interest) was spent on our capacity expansion projects in Mt. Vernon, IN and Aurora, NE.  We expect to incur capital expenditures of approximately $58.9 million related to completing those facilities (excluding capitalized interest).  In addition, we made a $5 million non-refundable deposit on an ethanol production facility located in Canton, IL.

Debtor-In-Possession Financing

On April 7, 2009, the DIP Lenders entered into the DIP Term Sheet for a $30 million DIP Facility with the Debtors.  The DIP Term Sheet provided for a first priority DIP financing composed of a term loan facility made available to certain of Aventine’s subsidiaries in a maximum aggregate principal amount of up to $30 million.

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

The Company may redeem the Notes in whole or in part prior to their maturity date for a premium to the outstanding principal amount, as provided in the Indenture.  In connection with the New Term Loan Facility, the Company intends to redeem the entire outstanding principal amount of the Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest.  See “—Debt Commitment Letter” below.

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

Warrant Agreement

Pursuant to the Plan and Confirmation Order, on the Effective Date, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent .  Pursuant to the Warrant Agreement, the Company issued warrants to purchase an aggregate of 450,000 shares of common stock of the Company , subject to adjustment for, among other things, the matters described below (the “Warrants”).  The Warrants will expire on the fifth anniversary of the Effective Date or, if earlier, in connection with the consummation of a change of control of the Company (the “Expiration Date”); provided that the Company may accelerate the Expiration Date in certain circumstances as set forth in the Warrant Agreement.

Debt Commitment Letter

On August 2, 2010, the Company entered into the Debt Commitment Letter with Citi under which Citi has agreed, at a subsequent time, to use its best efforts to arrange a syndicate of lenders that will provide the Compoany with the New Term Loan Facility, and to act as lead arranger, bookrunner, administrative agent and collateral agent for the New Term Loan Facility, on the terms and subject to the conditions set forth in the Debt Commitment Letter.  Consummation of the debt financing is subject to various conditions set forth in the Debt Commitment Letter, including the absence of certain “material adverse effects” with respect to the company and its subsidiaries, taken as a whole.

The New Term Loan Facility will mature on the fifth anniversary of the closing date of the New Term Loan Facility. The New Term Loan Facility will require Aventine to maintain a specified minimum liquidity and a specified maximum debt to capitalization ratio.  Additionally, the New Term Loan Facility will contain other customary affirmative and negative covenants concerning the conduct of the Company’s business operations. The New Term Loan Facility will also contain customary events of default.  Upon the occurrence of an event of default, the Company’s obligations under the New Term Loan Facility may be accelerated and all indebtedness thereunder would become immediately due and payable.

In connection with the New Term Loan Facility, the Company intends to redeem the entire outstanding principal amount of the Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. However, we are under no obligation to enter into any such debt financing and cannot assure you that we will enter into any such financing transaction on terms acceptable to us, if at all.

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

Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations which incorporated industry data and trends and relevant market rates and transactions available to us at the time.  The estimate of reorganization equity value was determined by Company management with assistance from an independent financial advisor, who developed the reorganization equity value using a combination of the following three measurement methodologies: 1) comparable public company analysis, 2) discounted cash flow analysis, and 3) precedent transactions analysis.  This amount was determined based, in part, on economic, competitive, and general business conditions prevailing at the time.  These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control.

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

Environmental Matters

We are subject to extensive federal, state and local environmental, health and safety laws, regulations and permit conditions (and interpretations thereof), including, among other things, those relating to the discharge of hazardous and other waste materials into the air, water and ground, the generation, storage, handling, use, transportation and/or disposal of hazardous materials, and the health and safety of our employees.  Compliance with these laws, regulations, and permits require us to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require us to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permit conditions can result in substantial administrative and civil fines and penalties, criminal sanctions, imposition of clean-up and site restoration costs and liens, suspension or revocation of necessary permits, licenses and authorizations and/or the issuance of orders enjoining or limiting our current or future operations.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes.  For instance, soil and groundwater contamination has been identified in the past at our Illinois campus.  If any of these sites are subject to investigation and/or remediation requirements, we may incur strict and/or joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws which impose strict liability for all or part of the costs of such investigation, remediation, or removal costs and for damages to natural resources whether the contamination resulted from the conduct of other or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties or other impacts of our operations.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims.  We have not accrued any amounts for environmental matters as of March 31, 2010.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in releases of hazardous substances and other waste materials, and may result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damages to natural resources.  We maintain insurance coverage against some, but not all, potential losses associated with our operations. Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation.  We do not carry environmental insurance.  We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

Our air emissions are subject to the federal Clean Air Act, as amended, and similar state laws which generally require us to obtain and maintain air emission permits for our ongoing operations, as well as pre-approval for any expansion or construction of existing facilities or new facilities or modification of certain projects or facilities.  Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operations.  In addition, the permits ultimately issued may impose conditions which are more costly to implement than we had anticipated.  These costs could have a material adverse effect on our financial condition and results of operations.  Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position among domestic producers.  However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers not subject to such stringent requirements.  Our failure to comply with air emissions laws and regulations could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

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

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the NESHAP for industrial, commercial and institutional boilers and process heaters.  This NESHAP was issued in 2004 but subsequently vacated in 2007.  The vacated version of the rule required us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from our boilers.  The EPA is currently rewriting the NESHAP, which is expected to be more stringent than the vacated version.  In the absence of a final NESHAP for industrial, commercial and institutional boilers and process heaters, we are working with state authorities to determine what technology will be required at our Illinois wet mill facility and when such technology must be installed.  We currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from our boilers.

We currently generate revenue from the sale of carbon dioxide, a greenhouse gas, which is a co-product of the ethanol production process at each of our Illinois and Nebraska facilities.  National greenhouse gas legislation is in the early states of development in the U.S., and we are currently unable to determine the impact of potential greenhouse gas reduction requirements.  Mandatory greenhouse gas emissions reductions may impose increased costs on our business and could adversely impact our operations, including our ability to continue generating revenue from carbon dioxide sales.

On February 3, 2010 the EPA announced final revisions to the National RFS program (commonly known as the RFS program or RFS-2). This Rule makes changes to the RFS program as required by the EISA.  The revised statutory requirements establish new specific annual volume standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel that must be used in transportation fuel. The revised statutory requirements also include new definitions and criteria for both renewable fuels and the feedstock used to produce them, including new greenhouse gas emission thresholds as determined by lifecycle analysis.  The regulatory requirements for RFS-2 will apply to domestic and foreign producers and importers of renewable fuel used in the U.S.

This final action is intended to lay the foundation for achieving significant reductions of greenhouse gas emissions from the use and creation of renewable fuels, reductions of imported petroleum and further development and expansion of our nation’s renewable fuels sector.

On May 10, 2010, the EPA published a Direct Final Rule to “amend certain of the RFS program regulations” to correct “some technical errors and areas within the final RFS-2 regulations that could benefit from clarification or modification.”  As part of this Direct Final Rule, the EPA revised the RFS-2 “to require that construction of grandfathered renewable fuel production facility for which construction commenced prior to December 19, 2007, be completed by December 19, 2010, rather than 36 months from the date of commencement of construction.”  The Direct Final Rule is effective as of July 1, 2010, except for sections upon which the EPA received adverse comment or request for a hearing.  We are unaware of adverse comment or request for a hearing on the construction deadlines described above.

RFS-2 sets the 2010 RFS volume standard at 12.95 billion gallons (bg). Further, for the first time, the EPA is setting volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels.  For 2010, the cellulosic standard is set at 6.5 million gallons (mg); and the biomass based diesel standard is set at 1.15 bg (combining the 2009 and 2010 standards as proposed).

In order to qualify for these new volume categories, fuels must demonstrate that they meet certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace.  Generally, ethanol plants either must meet the 20% reduction test or are grandfathered under special provisions.  For plants under construction on which construction commenced prior to December 19, 2007 (including our Mt. Vernon and Aurora West plants under construction) the plants must be completed within 36 months in order to meet the requirements to be grandfathered or comply with the greenhouse gas reduction standards which require the use of Advanced Technologies defined by the regulations.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended June 30, 2010 and 2009 was $3.53 and $4.10 per bushel, respectively.  For the six months ended June 30, 2010 and 2009, our weighted average gross corn cost was $3.60 and $4.17 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At June 30, 2010, we had commitments to purchase approximately 4.7 million bushels of corn through January 2011 at an average price of $3.49 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.   We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, have not marked these transactions to market.

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At June 30, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed, based upon the price of wholesale gasoline plus or minus a fixed amount, or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At June 30, 2010, we had no outstanding contracts to sell ethanol at fixed prices.  These normal sale transactions would not be marked to market.

We may also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At June 30, 2010, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under ASC 815.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative positions at June 30, 2010.

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

Item 4T.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer, Thomas Manuel, and our Chief Financial Officer, John Castle, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Manuel and Castle have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been properly designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Manuel and Castle, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

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

Item 1A. Risk Factors

None

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock from employee stock distributions to satisfy tax withholding obligations related to restricted stock which vested during the second quarter of 2010.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased (1)	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plan or Programs
April 1-30, 2010	—	—	—		(1)
May 1-31, 2010	7,791	$45.60	7,791		(1)
June 1-30, 2010	—	—	—		(1)
Total	7,791		7.791

(1)  Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan provides for the withholding of shares to satisfy tax obligations.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Removed and Reserved

None

Item 5.                    Other Information

None

Item 6.                                   Exhibits

(a)          Exhibits

10.1	Employment Agreement, dated May 5, 2010, between Aventine Renewable Energy Holdings, Inc. and John Castle*

10.2	Reserved

10.3	Form of Stock Option Agreement between Aventine Renewable Energy Holdings, Inc. and John Castle*

10.4	Form of Restricted Stock Award Agreement between Aventine Renewable Energy Holdings, Inc. and John Castle*

10.5	Reserved

10.6	Letter of Intent, dated June 10, 2010, among Aventine Renewable Energy Holdings, Inc., New CIE Energy Opco, LLC Whitebox Credit Arbitrage Fund, L.P. and Whitebox Credit Arbitrage Fund, LTD.*

10.7	Short Form Contract, dated April 23, 2010, between Fagen, Inc. and Aventine Renewable Energy — Aurora West, L.L.C. ††

10.8	Short Form Contract, dated May 4, 2010, between Fagen, Inc. and Aventine Renewable Energy — Mt. Vernon, L.L.C. ††

10.9	Construction Agreement, dated May 14, 2010, between Aventine Renewable Energy — Aurora West, L.L.C. and Fagen, Inc. ††

10.10	Construction Agreement, dated May 17, 2010, between Aventine Renewable Energy — Mt. Vernon, L.L.C. and Fagen, Inc. ††

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith

†	Furnished herewith

††	Filed herewith. Portions of the exhibit have been omitted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 4, 2010	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)