Form 10-Q
period 2010-09-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2010-11-09
CIK 1285043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of November 1 , 2010
Common Stock, $0.001 Par Value	7,408,404 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) - Three-month periods ended September 30, 2010 (Successor) and 2009 (Predecessor), Seven-month period ended September 30, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and nine-month period ended September 30, 2009 (Predecessor)	2
	Condensed Consolidated Balance Sheets — September 30, 2010 (Successor -Unaudited) and December 31, 2009 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Seven-month period ended September 30, 2010 (Successor), two-month period ended February 28, 2010 (Predecessor), and nine-month period ended September 30, 2009 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4T.	Controls and Procedures	46

	PART II

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Removed and Reserved	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,	Nine Months Ended September 30,
(In thousands except per share amounts)	2010	2009	2010	2010	2009
Net Sales	$97,460	$118,116	$231,338	$77,675	$472,773
Cost of goods sold	(90,438)	(110,281)	(223,204)	(66,686)	(486,261)
Gross Profit	7,022	7,835	8,134	10,989	(13,488)
Selling, general and administrative expenses	(9,056)	(5,152)	(23,342	(4,608)	(21,843)
Start-up activities	(175)	—	(175)	—	—
Other income (expense)	399	(206)	(1,260)	(515)	(33)
Operating income (loss)	(1,810)	2,477	(16,643)	5,866	(35,364)
Other income (expense)
Income from termination of marketing agreements	—	—	—	—	10,176
Interest income	52	—	67	—	11
Interest expense	(2,051)	(1,838)	(5,151)	(1,422)	(12,840)
Gain (loss) on derivative transactions	(233)	1	206	—	1,219
Loss on available-for-sale securities	(1,753)	—	(1,753)	—	—
Other non-operating income	35	—	245	—	—
Income (loss) before reorganization items and income taxes	(5,760)	640	(23,029)	4,444	(36,798)
Reorganization items	—	12,640	—	(20,282)	(30,109)
Gain due to plan effects	—	—	—	136,574	—
Loss due to fresh start accounting adjustments	—	—	—	(387,655)	—
Income (loss) before income taxes	(5,760)	13,280	(23,029)	(266,919)	(66,907)
Income tax expense (benefit)	881	(606)	(29)	(626)	(7,291)
Net income (loss)	$(6,641)	$13,886	$(23,000)	$(266,293)	$(59,616)

Income (loss) per common share — basic	$(0.76)	$0.32	$(2.63)	$(6.14)	$(1.39)
Basic weighted-average number of shares	8,585	42,963	8,583	43,401	42,967

Income (loss) per common share — diluted	$(0.76)	$0.32	$(2.63)	$(6.14)	$(1.39)
Diluted weighted-average number of common and common equivalent shares	8,585	43,028	8,583	43,401	42,967

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor
	September 30,
	2010	December 31,
(In thousands except share and per share amounts)	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$41,855	$52,585
Accounts receivable	7,372	10,947
Inventories	22,819	24,237
Income taxes receivable	1,024	5,796
Prepaid expenses and other current assets	7,690	7,323
Total current assets	80,760	100,888
Property, plant and equipment, net	272,218	589,049
Restricted cash	19,067	7,451
Available for sale securities	4,454	5,442
Other assets	10,567	9,866
Total assets	$387,066	$712,696
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$42,765
Current maturities of long-term debt	225	—
Current obligations under capital leases	783	—
Accounts payable	13,457	11,164
Accrued payroll and benefits	5,048	2,242
Accrued interest	896	302
Other current liabilities	5,411	6,279
Total current liabilities	25,820	62,752

Pre-petition liabilities subject to compromise	—	365,549
Long-term debt	155,842	—
Obligations under capital leases	471	—
Deferred tax liabilities	2,026	2,936
Other long-term liabilities	2,186	13,927
Total liabilities	186,345	445,164
Stockholders’ equity:
Common stock, par value $0.001 per share; 15,000,000 and 185,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 7,408,404 and 43,048,158 shares outstanding as of September 30, 2010 and December 31, 2009, respectively, net of 21,548,640 shares held in treasury as of December 31, 2009	8	44
Preferred stock, 5,000,000 and 50,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; no shares issued or outstanding	—	—
Additional paid-in capital	223,711	294,297
Retained deficit	(23,000)	(28,421)
Accumulated other comprehensive income (loss), net	2	1,612
Total stockholders’ equity	200,721	267,532
Total liabilities and stockholders’ equity	$387,066	$712,696

The accompanying notes are an integral part of the consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	Seven months ended September 30,	Two months ended February 28,	Nine months ended September 30,
(In thousands)	2010	2010	2009

Operating Activities
Net loss	$(23,000)	$(266,293)	$(59,616)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for rejected executory contracts and leases	—	9,590	26,117
Pre-petition accounts payable	—	—	39,934
Pre-petition accrued interest	—	—	8,000
Non-cash gain due to Plan effects	—	(136,574)	—
Non-cash loss due to fresh start accounting adjustments	—	387,655	—
Non-cash loss on available-for-sale securities	1,753	—	—
Depreciation and amortization	6,411	2,795	12,299
Stock-based compensation expense	4,144	277	2,655
Deferred income tax	(910)	—	407
Gain on the sale of marketing alliance investments	—	—	(1,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(209)	2,560	44,850
Inventories	2,164	1,543	64,136
Other current assets	1,713	1,339	10,159
Restricted cash	(3,783)	(7,833)	(7,448)
Other assets	(2,517)	—	(11,064)
Accounts payable	(6,049)	7,061	(101,342)
Other current liabilities	2,191	341	(6,204)
Other long-term liabilities	(337)	(21,981)	1,295
Net cash provided by (used for) operating activities	(18,429)	(19,520)	23,178

Investing Activities
Additions to property, plant and equipment, net	(50,537)	(2,086)	(1,434)
Canton, Illinois facility acquisition	(18,613)	—	—
Proceeds from the sale of marketing alliance investments	—	—	2,000
Net cash provided by (used for) investing activities	(69,150)	(2,086)	566

Financing Activities
Net repayments on revolving credit facilities	—	(27,765)	(24,435)
Borrowing on debtor-in-possession debt facility	—	—	15,000
Repayment of debtor-in-possession debt facility	—	(15,000)	—
Proceeds from issuance of senior secured notes	50 ,750	98,119	—
Repayment of short-term note payable	(5,252)	—	—
Payments on long-term liabilities	(153)	—	—
Repurchase of treasury shares	(355)	—	—
Proceeds from warrants exercised	6	—	—
Long-term liabilities assumed on Canton acquisition	1,745	—	—
Debt issuance costs	(2,546)	(1,190)	(1,876)
Proceeds from stock option exercises	—	96	—
Net cash provided by (used for) financing activities	44,195	54,260	(11,311)
Net increase (decrease) in cash and cash equivalents	(43,384)	32,654	12,433
Cash and cash equivalents at beginning of period	85,239	52,585	23,339
Cash and cash equivalents at end of period	$41,855	$85,239	$35,772

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  As of September 30, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed except for the application of fresh start accounting as described in the following paragraph.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include depreciation, income taxes, fresh start accounting, and fair value measurements.  Actual results could differ from those estimates.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net income.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2010 and 2009, seven-month period ended September 30, 2010, two-month period ended February 28, 2010, and the nine-month period ended September 30, 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, Reorganizations, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values (the “Convenience Date”), because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the balance sheet at February 28, 2010 and in the statement of operations for the two months ended February 28, 2010.  The Statements of Operations for the three-month and seven-month periods ended September 30, 2010 reflect the results of successor operations.

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

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of the Effective Date. Reorganization equity value represents the Company’s estimate of the amount a willing buyer would pay for the Company’s net assets immediately after the reorganization.  This amount (approximately $219.9 million) was determined by Company management with assistance from an independent financial advisor, who developed the enterprise value using a combination of the following three measurement methodologies: 1) comparable public company analysis, 2) discounted cash flow analysis, and 3) precedent transactions analysis.  This amount was determined based, in part, on economic, competitive, and general business conditions prevailing at the time.  As noted above, enterprise value, including the assumptions referred to below, was in turn used to determine the equity value of the Company at the Effective Date.  The enterprise value of the Company was estimated between $220.0 million and $260.0 million, and assumed total net debt of $28.9 million (including $105.0 million aggregate principal amount of Notes (as defined below) outstanding, no balance outstanding under the Revolving Credit Agreement (as defined below) as of the Effective Date, $5.3 million outstanding under the Kiewit Note (as defined below) and $81.4 million cash on hand at the Effective Date.  The equity value of the Company was, as a result, estimated between $191.1 million and $231.1 million, with a midpoint equity value of $211.1 million.

Upon emergence there were 8.55 million shares of new equity issued with a mid-point value of $24.69 per share.  Of the 8.55 million shares 1.71 million were issued to the subscribers to the $105 million aggregate principal amount of Notes, while 6.84 million shares were reserved specifically for distribution to holders of general unsecured claims (including the holders of our pre-petition $300 million of unsecured notes) in settlement of their claims.  At September 30, 2010, approximately 1.2 shares remain to be distributed to holders of general unsecured claims.

In estimating the range of enterprise value and equity value of the Company at the time of emergence management and its financial advisors considered:

•      historical financial information of the Debtors for recent years and interim periods;

•      internal financial and operating data of the Company, including financial projections prepared by management relating to the Company’s business and prospects;

•      interviews with senior management;

•      publicly available financial data and market value of comparable public companies our financial advisor deemed generally comparable to the operating business of the Company;

•      relevant precedent transactions in the ethanol industry — for purposes of this analysis management and its financial advisor analyzed all sale transactions of ethanol facilities occurring from January 1, 2009 through November 15, 2009 for which purchase prices were publicly disclosed and were not subject to extraordinary forces making them not relevant to this valuation (i.e., cold idled facilities sold for scrap value);

•      competitive bids received from various third parties in connection with the Company’s financial advisors marketing efforts;

•      certain economic and industry information relevant to the operating business; and

•      such other studies, analyses, inquiries, and investigations as it deemed appropriate.

Estimates of enterprise and equity value in a bankruptcy proceeding do not purport to be appraisals or necessarily reflect the values that may be realized if assets are sold as a going concern, in liquidation or otherwise.  The estimates were developed solely for purposes of formulation and negotiation of our Plan and the analysis of the implied relative recoveries to creditors under our Plan.

The analysis and estimation of enterprise value require assumptions related to many forward-looking economic, market, industry and company specific factors at a specific point in time and, which are subject to change over time as factors affecting the economy and industry change.  In addition, unanticipated events and circumstances occurring subsequent to the preparation of the financial projections employed in these analyses may have a significant impact on actual results achieved.  The financial projections included in these analyses include:

•      availability and prices of commodity inputs;

•      operations of the Company’s facilities;

•      timing, cost and extent of completion of the Mt. Vernon and Aurora-West plants under construction;

•      employment and labor matters;

•      demand for gasoline on ethanol sales;

•      future supply and demand of ethanol;

•      effect of hedging, derivative and fixed pricing strategies;

•      regulatory environment, taxes and tariffs, blending limits;

•      health, safety and environmental laws;

•      competitive environment; and

•      financing availability and cost.

Descriptions of the different valuation methodologies (comparable public company analysis, discounted cash flow analysis and precedent transaction analysis)  are as provided below.

Comparable Public Company Analysis

A comparable public company analysis estimates value based on a comparison of the target company’s financial statistics with the financial statistics of public companies that are similar to the target company. It establishes a benchmark for asset valuation by deriving the value of “comparable” assets, standardized using a common variable such as revenues, earnings, cash flows and operating capacity.  The analysis includes a detailed multi-year financial comparison of each company’s income statement, balance sheet, cash flow statement and operating capacity.  In addition, each company’s performance, profitability, margins, leverage and business trends are also examined.  Based on these analyses, a number of financial multiples and ratios are calculated to gauge each company’s relative performance and valuation.  Under this methodology, the enterprise value ranged from $240 million to $280 million (with a mid-point of $260 million).

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

The transactions selected were based on the following criteria:

•      deals announced since September 2008 for targets in the United States and Canada;

•      deal was closed prior to November 2009;

•      majority stake acquired;

•      target company is an ethanol producer;

•      transactions with extraordinary circumstances regarding the plants were excluded;

implied enterprise value / capacity could be determined.

Based on the analysis of precedent transactions in the industry, the financial advisors calculated an enterprise value of the Debtors from $200 million to $240 million.

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

In its efforts to value the Debtors, the financial advisor conducted a DCF under the following assumptions:

•      Company-provided EBITDAR levels;

•      WACC of 20% based on an analysis of the Notes term sheet, required private equity returns in similar companies and required returns of other publicly traded ethanol producers;

•      Exit multiple of $1.00 per gallon of operating capacity plus consideration for working capital (projected working capital balance as of December 31, 2014, discounted at the Debtors’ WACC) as is consistent with industry practice;

•      Corporate tax rate of 40%;

•      The two uncompleted facilities (Aurora West and Mount Vernon) are completed by the end of 2011.

Under this set of assumptions, the financial advisor placed an enterprise value of the Company ranging from approximately $220 million to $260 million.

In performing the Comparable Public Company Analysis, it was determined that only one publicly available ethanol company is generally comparable to the Company.  Several ethanol producers were deemed not comparable or not usable for the purposes of the valuation because (i) their equity is privately held; (ii) ethanol production makes up less than 10% of sales and/or (iii) the companies are distressed.  For this reason, it was determined that the DCF analysis and precedent transactions analysis were the most pertinent valuation methodologies for the purpose of valuing the Company.  Accordingly, the DCF analysis and the precedent transactions analysis were each weighted at 40% and the comparable companies’ analysis was weighted at 20% in estimating the Company’s enterprise value.

The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of February 28, 2010.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

	February 28, 2010
		Reorganization		Fresh Start
(In thousands)	Predecessor	Adjustments (1)		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$66,866	$18,373	(2)	$—		$85,239
Accounts receivable	8,163	(1,000	)(3)	—		7,163
Inventories	22,694	—		2,526	(12)	25,220
Income taxes receivable	5,975	—		—		5,975
Prepaid expenses and other current assets	5,423	(1,210	)(4)	—		4,213
Total current assets	109,121	16,163		2,526		127,810

Property, plant and equipment, net	587,103	1,700	(2)	(379,970	)(12)	208,833
Restricted cash	7,452	7,832	(2)	—		15,284
Available for sale securities	6,207	—		—		6,207
Other assets	9,860	734	(5)	(4,423	)(12)	6,171

Total assets	$719,743	$26,429		$(381,867)		$364,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$42,765	$(37,513	)(2),(6)	$—		$5,252
Accounts payable	16,588	1,637	(7)	1,281	(12)	19,506
Accrued liabilities	2,327	—		—		2,327
Other current liabilities	6,837	—		—		6,837
Total current liabilities	68,517	(35,876)		1,281		33,922

Pre-petition liabilities subject to compromise	358,790	(358,790	)(9)	—		—
Long-term debt	—	98,119	(2)	6,881	(12)	105,000
Deferred tax liabilities	2,936	—		—		2,936
Other long-term liabilities	31,069	(28,545	)(10)	—		2,524
Total liabilities	461,312	(325,092)		8,162		144,382

STOCKHOLDERS’ EQUITY
Common stock	44	(37	)(11)	—		7
Additional paid-in capital	294,670	(74,754	)(11)	—		219,916
Retained earnings (deficit)	(38,657)	426,312	(11)	(387,655	)(13)	—
Accumulated other comprehensive income	2,374	—		(2,374	)(13)	—
Total shareholders’ equity (deficit)	258,431	351,521		(390,029)		219,923	(8)

Total liabilities and stockholders’ equity	$719,743	$26,429		$(381,867)		$364,305

Explanatory Notes

(1)  Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common stock, and the cancellation of Predecessor’s common stock.

(2)  Cash effects of the Plan:

Proceeds from Issuance of senior secured notes	$98,119
Payment of principal on secured revolving credit facility	(27,765)
Payment of interest and fees on secured revolving credit facility	(206)
Payment of principal on debtor-in-possession debt facility	(15,000)
Payment of interest on debtor-in-possession debt facility	(96)
Payment of secured claims to Kiewit Energy Company on expansion projects at Aurora, Nebraska and Mt. Vernon, Indiana	(17,931)
Represents payment to Applied Process Technology International LLC for license agreements which provide the Company with all of the rights to the Delta-T Technology necessary to construct and operate the ethanol expansion facilities at Aurora West and Mt. Vernon	(1,700)
Fund additional restricted cash	(7,832)
Payments of priority and other secured claims and cure amounts	(4,876)
Payment of professional fees	(4,340)

Net change in cash and cash equivalents	$18,373

This entry records the proceeds from the issuance of senior secured notes and the payment of certain bankruptcy obligations in accordance with the Plan.  Cash of $7.8 million reclassified to restricted cash represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court.

(3)  The Company set-off $1.0 million of receivables from a certain customer against $1.7 million of payables due to the same counterparty, resulting in a net payout of $0.7 million to the customer/vendor, also discussed in footnote (7) below.

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

(7)  The increase consisted of $1.6 million of accrued priority, secured, and cure amounts not yet paid to claimants, $0.7 million of accrued Class 7 convenience claims also not yet paid to claimants, the $1.0 million accrued professional fee payable to a court-appointed financial advisor, all of which was offset by a $1.7 million reduction in payable due to a certain vendor/customer as discussed in footnote (3) above.

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

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.  After recording other assets and liabilities at their respective fair values, the balance of the enterprise value is allocated to the various classes of property, plant and equipment based on the independent third party appraisal as adjusted for the factors indicated above, which resulted in a write-down of property, plant and equipment of approximately $380.0 million.  Factors contributing to the significant write-off of property, plant and equipment included:

•      Uncompleted facilities are less marketable than operational facilities and were selling at a substantial discount to completed facilities.  In their marketing efforts our financial advisor received minimal interest in the Company’s uncompleted facilities;

•      The plants required material capital contributions prior to experiencing any potential profits from production and it was uncertain that the facilities would be completed if the Company did not have sufficient capital to fund completion.  There was also uncertainty as to whether the costs to complete the plants could be materially greater than estimated by management;

•      There were significant start-up risks because both plants under construction had sat idle through an entire winter and were expected to sit idle through the 2010 winter which could result in issues causing the equipment to fail to operate effectively.

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

(4)           Inventories

Inventories are as follows:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Finished products	$15,116	$16,409
Work-in-process	2,470	2,430
Raw materials	3,508	2,938
Supplies	1,725	2,460
Totals	$22,819	$24,237

(5)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are as follows:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Prepaid insurance	$2,734	$3,257
Prepaid inventory	726	1,197
Prepaid benefits	285	279
Prepaid utility deposits	926	926
Other prepaid expenses	1,041	778
Fair value of derivative instruments	473	—
Purchased RIN’s	239	—
Other current assets	1,266	886
Totals	$7,690	$7,323

(6)           Short-term borrowings

The following table summarizes the Company’s short-term borrowings:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Secured revolving credit facility with JPMorgan Chase Bank	$—	$27,765
Debtor-in-possession debt facility	—	15,000
Senior secured revolving credit facility with PNC Bank	—	—
Note payable — Kiewit	—	—
Total short-term borrowings	$—	$42,765

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

The balances owed on this credit facility were paid in full on the Effective Date.  At September 30, 2010, the Company had $6.3 million in letters of credit outstanding as issued by the pre-petition lenders.  The $6.3 million outstanding letters of credit were collateralized by $7.8 million in a restricted cash account.

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

Up to $17 million of the Revolving Facility may be applied to letters of credit.  Issued letters of credit reduce availability under the Revolving Facility.  If issued and outstanding letters of credit under the Revolving Facility exceed the borrowing base of eligible receivables and inventory, the Company would be required to provide additional cash collateral to cover any borrowing base shortfall.  The Company will pay a fee for issued and undrawn letters of credit at 6.00% per annum of the average daily face amount of each outstanding letter of credit and a per annum fronting fee of 0.25% payable quarterly.

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

On August 6, 2010, we and our subsidiaries, as borrowers, entered into the First Amendment to the Revolving Credit Agreement (the “First Amendment”) with the financial institutions party thereto as lenders and PNC.  The First Amendment amends the Revolving Credit Agreement by increasing the letter of credit sublimit under the Revolving Credit Agreement from $12.0 million to $17.0 million.  The First Amendment also modifies the capital expenditure limitations applicable to us and our subsidiaries under the Revolving Credit Agreement and our daily inventory reporting requirements to permit PNC to agree not to require daily reporting by the borrowers of in-transit inventory.

Total liquidity at September 30, 2010 was $51.3 million, comprised of $41.9 million in cash and cash equivalents and $9.4 million availability under our Revolving Facility.  As of September 30, 2010, there were no amounts drawn against the Revolving Facility, and there were $5.5 million of outstanding letters of credit issued under the Revolving Facility.  The $5.5 million outstanding letters of credit were collateralized by $10.5 million in a restricted cash account.

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

On April 30, 2010 the Company paid the Kiewit Note payable to Kiewit Energy Company for $5.3 million.

(7)           Long-term debt

The following table summarizes the Company’s long-term debt:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Senior unsecured 10% notes due April 2017	$—	$300,000
Senior secured 13% notes due March 2015 (including unamortized premium of $730)	155,730	—
Mortgage note	337	—
	156,067	300,000
Less: reclassification to pre-petition liabilities subject to compromise	—	(300,000)
Less: current maturities of long-term debt	(225)	—
Long-term debt, net	$155,842	$—

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

Senior Secured Notes

Pursuant to the Plan, on the Effective Date, the Company issued and sold an aggregate of $105 million principal amount of 13% senior secured notes due 2015 (the “Notes”).  In addition, on August 19, 2010, the Company issued and sold an additional $50 million in aggregate principal amount of Notes, resulting in gross proceeds of approximately $51 million (excluding accrued interest on the Notes through the issue date).  The Notes were issued under an indenture (the “Indenture”) dated as of the Effective Date among the Company, each of the Company’s direct and indirect wholly-owned subsidiaries, as guarantors (the “Guarantors”), and Wilmington Trust

FSB, as trustee and collateral agent in private transactions that were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Notes accrue interest at a rate of 13% for cash interest payments and 15% if the Company elects paid-in-kind (“PIK”) interest payments.  The Company may elect, prior to each interest payment date, to make each interest payment on the Notes (i) entirely in cash or (ii) 8/15 in cash and 7/15 in PIK interest.  The Notes are fully and unconditionally guaranteed by the Guarantors.  The Company will pay interest on the Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, starting on June 15, 2010. The Notes mature on March 15, 2015.  The Company will use the net proceeds from the issuance of the Notes to fund payments required to be made pursuant to the Plan, and for working capital and general corporate purposes.

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

The Indenture also provides for customary events of default, such as (i) failure to make payments when due, (ii) noncompliance with covenants, and (iii) occurrence of certain bankruptcy proceedings.  If an event of default occurs and is continuing, the trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may accelerate payment of the principal of, and any accrued interest on, the Notes.  If an event of default occurs and is continuing or if the Company or the Guarantors do not comply with certain of their obligations under the registration rights agreements, interest on the applicable aggregate principal amount of Notes will accrue at an additional 2% per annum.

The Notes and the guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, including indebtedness incurred under the Revolving Credit Agreement (see Note 6), and senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

Mortgage Note

The mortgage note was assumed on August 6, 2010 as part of the acquisition of the Canton ethanol facility from Central Illinois Energy.  This indebtedness is secured by a mortgage applicable to the real property located in

Fulton County, State of Illinois.  The principal amount, without interest, shall be paid in monthly installments of $4,688 on the last day of each month until the principal balance has been paid in full on August 31, 2016.

Maturities of outstanding long-term debt, as of September 30, 2010, are as follows:

(In thousands)	September 30

2011	$225
2012	220
2013	220
2014	220
2015	155,131
Thereafter	51
$156,067

(8)           Other Current Liabilities

Other current liabilities are as follows:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Deferred revenue	$4,199	$4,513
Accrued sales tax	14	10
Accrued property taxes	1,151	817
Other accrued operating expenses	47	65
Reserve for uncertain tax positions (see Note 18)	—	855
Accrued interest on uncertain tax positions (see Note 18)	—	19
Totals	$5,411	$6,279

(9)           Other Long-Term Liabilities

Other long-term liabilities are as follows:

	Successor	Predecessor
(In thousands)	September 30, 2010	December 31, 2009

Unfunded postretirement benefit obligations	$2,002	1,984
Unfunded pension liability	83	442
Pre-petition liabilities not compromised	—	11,501
Reserve for uncertain tax positions (see Note 18)	82	—
Accrued interest on uncertain tax positions (see Note 18)	19	—
Totals	$2,186	$13,927

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

The following table summarizes the valuation of our financial instruments which are carried at fair value by the above ASC 820 pricing levels as of September 30, 2010:

	Fair Value Measurements at the Reporting Date Using
(in thousands)	Fair Value at September 30, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$41,855	$41,855	$—	$—
Available for sale securities	$4,454	$4,454	$—	$—
Derivative contracts	$473	$473	$—	$—

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

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at September 30, 2010 or December 31, 2009.

The Company recorded a net loss of $0.2 million for the three-month period ended September 30, 2010 and net gains of $1 thousand, $0.2 million, and $1.2 million, respectively, for the three-month period ended September 30, 2009, the seven-month period ended September 30, 2010, and the nine-month period ended September 30, 2009, under “Gain (loss) on derivative transactions” in the unaudited Condensed Consolidated Statements of Operations for the changes in the fair value of its derivative financial instrument positions it held during the respective periods.

The Company recorded an other-than-temporary loss of $1.8 million on available for sale securities in the statement of operations for the three-month and seven-month periods ended September 30, 2010.  The Company had previously recorded temporary gains of $0.2 million, $0.8 million, and $1.9 million for the three-month period ended September 30, 2009, two-month period ended February 28, 2010 and nine-month period ended September 30, 2009, respectively, under other accumulated comprehensive loss in the Consolidated Balance Sheet for the changes in the fair value of the available for sale securities.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2010 and December 31, 2009.

	Successor		Predecessor
	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes payable	$—	—	$(300,000)	$(267,000)
Senior secured notes payable	$(155,000)	(155,000)	$—	$—

The fair value of our senior unsecured notes is based upon quoted closing market prices at the end of the period.

The fair value of our senior secured fixed rate notes is based on analysis of market interest rates for guideline companies with similar debt and terms, interest rates for companies recently emerged from bankruptcy, and interest rates based on a synthetic debt rating.  Based on this analysis we determined that a range of market interest rates for our $155 million of Notes would be from 11.5% to 14.5%.  Based on the stated rate of the Notes of 13% combined with the option to pay a portion of the interest in kind we deemed the fair value to be the face value of the Notes at $155 million.  If the interest rate was 1% higher or lower, the fair value of the debt would have increased or decreased by $1.8 million respectively.

(11)         Reorganization Items

ASC 852, Reorganizations, requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11.  The Company’s reorganization items for the three months ended September 30, 2009, two months ended February 28, 2010, and nine months ended September 30, 2009 consisted of the following:

	Predecessor	Predecessor	Predecessor
(in thousands)	Three months ended September 30, 2009	Two months ended February 28, 2010	Nine months ended September 30, 2009
Provision for rejected executory contracts and leases	$(13,567)	$9,590	$26,117
Professional fees directly related to reorganization	2,185	8,776	5,304
Other (a)	(1,258)	1,916	(1,312)
Total reorganization items	$(12,640)	$20,282	$30,109

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

(13)         Warrants

In connection with the Plan, holders of allowed Class 9(a) Equity Interests received warrants to purchase up to an aggregate amount of 450,000 shares of common stock of the successor company at an exercise price initially set at $40.94 subject to adjustment exercisable through the earlier of March 15, 2015, or upon the occurrence of an acceleration event.  Events which would result in adjustment to the exercise price of the warrants would include a merger of the Company into or a consolidation of the Company with another entity, a sale of all or substantially all of the Company’s assets, or a merger of another entity into the company.  Each warrant entitles the registered owner thereof to purchase one share of common stock of the successor company.  As of September 30, 2010, holders of the warrants had exercised 144 of the warrants.

(14)         Stock-Based Compensation Plans

Pre-tax stock-based compensation expense for the Successor Company for the quarter ended September 30, 2010 was $1.3 million, all of which was charged to selling, general and administrative expense.  The Predecessor recognized approximately $1.1 million of pre-tax stock-based compensation expense for the quarter ended September 30, 2009, of which $1.0 million was charged to selling, general and administrative expense and $0.1 million was charged to cost of goods sold.

Pre-tax stock-based compensation expense for the Successor Company for the nine months ended September 30, 2010 was $4.1 million, all of which was charged to selling, general and administrative expense.  Pre-tax stock-based compensation expense for the nine months ended September 30, 2009 was approximately $2.7 million, of which $2.4 million was charged to selling, general and administrative expense and $0.3 million was charged to cost of goods sold.

Stock-based compensation reduced earnings per share by less than $0.02 per basic and fully diluted share for the quarter ended September 30, 2009 and by $0.09 per basic and fully diluted share for the Successor for the quarter ended September 30, 2010.

(15)         Interest Expense

The following table summarizes interest expense:

	Successor	Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Seven Months Ended September 30,	Predecessor Two Months Ended February 28,	Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2010	2009
Interest expense – senior unsecured notes	$—	$—	$—	$—	$8,083
Interest expense – senior secured notes	4,171	—	8,190	—	—
Interest expense – revolving credit facility	—	735	—	600	1,714
Interest expense – debtor in possession debt facility	—	632	—	502	1,152
Interest expense – note payable to Kiewit	—	—	34	—	—
Interest expense – Canton mortgage loan	5	—	5	—	—
Amortization of deferred debt issuance costs	57	469	57	313	1,874
Other	—	2	69	7	17
Capitalized interest	(2,182)	—	(3,204)	—	—
Interest Expense, net	$2,051	$1,838	$5,151	$1,422	$12,840

(16)         Retirement and Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.2 million for each of the three-month periods ended September 30, 2010 and 2009, $0.2 million for the seven-month period ended September 30, 2010,  $0.1million for the two-month period ended February 28, 2010, and $0.5 million for the six month period ended June 30, 2009.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of an employee’s contribution to the plans.  On March 13, 2009, we terminated 25 employees as part of a planned reduction in force.  As a result of these terminations, we accelerated the vesting of the Company’s matching portion of these employee’s previously unvested contributions.  As a result of this accelerated vesting, there was no additional expense to the Company.

Qualified Retirement Plan

The Company provides a non-contributory qualified defined benefit pension plan for its unionized employees at our Pekin, Illinois production facilities.  The following table summarizes the components of net periodic pension cost for the qualified pension plan:

	Successor	Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Three Months Ended September 30	Seven Months Ended September 30,	Predecessor Two Months Ended February 28,	Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2010	2009
Service cost	$84	$84	$196	$56	$254
Interest cost	135	127	315	87	381
Expected return on plan assets	(173)	(140)	(404)	(115)	(421)
Amortization of prior service costs	—	11	—	7	32
Amortization of net actuarial loss	—	45	—	14	134
Net periodic pension cost	$46	$127	$107	$49	$380

Postretirement Benefit Obligation

We sponsor a healthcare plan that provides postretirement medical benefits to certain “grandfathered” unionized employees.  The plan is contributory, with contributions required at the same rate as active employees.  Benefit eligibility under the plan terminates at age 65.

The following table summarizes the components of the net periodic costs for postretirement benefits:

	Successor	Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Seven Months Ended September 30,	Predecessor Two Months Ended February 28,	Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2010	2009
Service cost	$16	$19	$38	$12	$57
Interest cost	29	28	66	20	83
Amortization of prior service costs	—	(9)	—	(4)	(27)
Net periodic pension cost	$45	$38	$104	$28	$113

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At December 31, 2009 and September 30, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

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

Derivative instruments not designated as hedging instruments under ASC 815 at September 30, 2010 and December 31, 2009 were as follows:

		Fair Value (in thousands)
		September 30, 2010	December 31, 2009
Type	Balance Sheet Classification	Successor	Predecessor

Corn and ethanol future positions	Other current assets	$473	$—

The realized and unrealized effect on our condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three-month periods ended September 30, 2010 and 2009, the seven-month period ended September 30, 2010, the two-month period ended February 28, 2010, and the nine-month period ended September 30, 2009 are as follows:

		Fair Value (in thousands)
	Statement of Operations	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Seven Months Ended September 30, 2010	Two Months Ended February 28, 2010	Nine Months Ended September 30, 2009
Type	Classification	Successor	Predecessor	Successor	Predecessor	Predecessor

Corn and ethanol future positions	Gain (loss) on derivative transactions	$(233)	$1	$206	—	$1,219

Any outstanding derivative position requires cash settlement on a daily basis.  Without such cash settlement on derivative contracts, cash flows from operations would have been lower.

(18)         Income Taxes

The Company recorded an income tax expense of $0.9 million for the three months and an income tax benefit of $0.0 million for the seven months ended September 30, 2010, an income tax benefit of $0.6 million for the three months ended September 30, 2009, an income tax benefit of $0.6 million for the two months ended February 28, 2010, and an income tax benefit of $7.3 million for the nine months ended September 30, 2009.  The difference between the tax benefit rate accrued and the statutory benefit rate is principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill, increases in valuation allowances, and other permanent differences between book and tax.

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

The Company expects to recognize taxable income of approximately $52 million from cancellation of debt resulting from the Plan related to the Company’s bankruptcy reorganization that will reduce available current year tax losses, capital loss carryforwards, and the tax basis in other assets.

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

As of September 30, 2010, we had $0.1 million of uncertain tax benefits.  All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At September 30, 2010, our liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.

Currently, no federal income tax returns are open for examination.  We file in numerous states and one foreign jurisdiction with varying statutes of limitations open from 2005 to 2009.

(19)         Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share are calculated using the treasury stock method in accordance with ASC 260, and includes the effect of all dilutive securities, including non-qualified stock options and restricted stock units awards (“RSU’s”).  In accordance with ASC 260, shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share.  Accordingly, 1.9 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic earnings per share for the three and seven months ended September 30, 2010.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Successor	Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Seven Months Ended September 30,	Predecessor Two Months Ended February 28,	Nine Months Ended September 30,
(In thousands, except per share data)	2010	2009	2010	2010	2009
Net income (loss)	$(6,641)	$13,886	$(23,000)	$(266,293)	$(59,616)
Less net earnings (loss) allocated to participating securities	(132)	—	(419)	—	—
Net income (loss) attributable to common shareholders	(6,509)	13,886	(22,581)	(266,293)	(59,616)

Weighted average shares and share equivalents outstanding:
Basic shares	8,585	42,963	8,583	43,401	42,967
Dilutive non-qualified stock options and RSUs	—	65	—	—	—
Diluted weighted average shares and share equivalents	8,585	43,028	8,583	43,401	42,967

Income (loss) per common share — basic	$(0.76)	$0.32	$(2.63)	$(6.14)	$(1.39)
Income (loss) per common share - Diluted	$(0.76)	$0.32	$(2.63)	$(6.14)	$(1.39)

We had additional potentially dilutive securities outstanding representing options of 180 thousand common shares at September 30, 2010 (Successor) and 3.1 million common shares at September 30, 2009 (Predecessor) that were not included in the computation of potentially dilutive securities because the options exercise prices were greater than the average market price of the common shares or because the options were anti-dilutive, and were excluded from the calculation of diluted earnings per share in accordance with ASC 260.

(20)         Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,	Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2010	2009
Net income (loss) attributable to controlling interest	$(6,641)	$13,886	$(23,000)	$(266,293)	$(59,616)
Unrealized gain (loss) on available for sale securities	—	201	—	765	1,925
Unrealized gain on purchased RIN’s	2	—	2	—	—
Unrecognized pension and post retirement liabilities, net of tax	—	(28)	—	(3)	(84)
Comprehensive income (loss)	$(6,639)	$14,059	$(22,998)	$(265,531)	$(57,775)

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

(23)       Asset Purchase Agreement

On August 6, 2010, the Company and New CIE Energy Opco, LLC, d/b/a Riverland Biofuels (“Riverland”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired substantially all of the assets, and assumed specified liabilities, of Riverland for a purchase price of $16.5 million.  The purchase price was determined based on arm’s-length negotiations.  The assets comprised a 37mgpy nameplate ethanol production facility located in Canton, Illinois, and included real property at the plant site as well as surrounding parcels.  Affiliates of certain holders of the Company’s debt and equity securities hold a controlling interest in Riverland.  The acquisition closed on August 6, 2010.  The Purchase Agreement includes customary representations, warranties and indemnification provisions.

(24)         Subsequent Events

The Company evaluated subsequent events through the time of filing this document with the SEC, identifying no subsequent events which have accounting or disclosure impacts, except as follows:

In October 2010, the Company sold all of its available for sale securities (consisting of Green Plains Renewable Energy, Inc. stock) for $4.2 million after commissions, resulting in a recognized loss of approximately $2.0 million.

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

Company Overview

Aventine is a leading producer of corn-based fuel-grade ethanol.  Through our production facilities, we market and distribute ethanol to many of the leading energy and trading companies in the U.S.  In addition to producing ethanol, our facilities also produce several co-products including: corn gluten feed and meal, corn germ, condensed corn distillers solubles, dried distillers grain with solubles (“DDGS”), wet distillers grain with solubles (“WDGS”), carbon dioxide and brewers’ yeast.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine-month periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The Company emerged from bankruptcy on March 15, 2010.  On February 28, 2010, the Company implemented fresh-start reporting in accordance with ASC 852.  Thus, the consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  As a result of the application of fresh start accounting, our consolidated financial statements prior to and including February 28, 2010 represent the operations of our pre-reorganization predecessor company and are presented separately from the consolidated financial statements of our post-reorganization successor company.  However, for discussions on the results of operations, the Company has often combined the results for the two months ended February 28, 2010 and the seven months ended September 30, 2010.  The combined period has been compared to the nine months ended September 30, 2009.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.  In addition, we believe this comparison provides useful information as the principal impact of the Plan was on our debt and capital structure and not on our core operations; many of the steps taken to improve our core operations continued to run intact.

Our revenues are principally derived from the sale of ethanol and from the sale of co-products (corn gluten feed and meal, corn germ, condensed corn distillers solubles, DDGS, WDGS, carbon dioxide, and brewers’ yeast) that we produce as by-products during the production of ethanol at our plants, which we refer to as co-product revenues.

Recent Events

Notes Offering.  On August 19, 2010, we issued and sold $50 million in aggregate principal amount of our Notes in a transaction exempt from the registration requirements under the Securities Act, resulting in gross proceeds to us of approximately $51 million.

First Amendment to Secured Revolving Credit Facility.  On August 6, 2010, we and our subsidiaries, as borrowers, entered into the First Amendment with the financial institutions party thereto as lenders, and PNC.  The First Amendment amends the Revolving Credit Agreement by increasing the letter of credit sublimit under the Revolving Credit Agreement from $12 million to $17 million.  The First Amendment also modifies the capital expenditure limitations applicable to us and our subsidiaries under the Revolving Credit Agreement and our daily inventory reporting requirements to permit PNC to agree not to require daily reporting by the borrowers of in-transit inventory.

Acquisition of Canton, Illinois Facility.  On August 6, 2010, we and Riverland, entered into the Purchase Agreement pursuant to which we acquired substantially all of the assets, and assumed specified liabilities, of Riverland for a purchase price of $16.5 million.  The assets comprise the Canton facility, and include real property at the plant site as well as surrounding parcels.

Debt Commitment Letter.  On August 2, 2010, we entered into a commitment letter (the “Debt Commitment Letter”) with Citigroup Global Markets, Inc. (“Citi”), under which Citi has agreed, at a subsequent time, to use its best efforts to arrange a syndicate of lenders that will provide us with a term loan of $175 million (the “New Term Loan Facility”), and to act as lead arranger, bookrunner, administrative agent and collateral agent for the New Term Loan Facility, on the terms and subject to the conditions set forth in the Debt Commitment Letter.  Consummation of the debt financing is subject to various conditions set forth in the Debt Commitment Letter, including the absence of certain “material adverse effects” with respect to us and our subsidiaries, taken as a whole.  We are under no obligation to enter into any such debt financing and cannot assure you that we will enter into any such financing transaction on terms acceptable to us, if at all.  We are continuously considering other financing opportunities based on prevailing market conditions and other factors.

Stock Distribution.  On September 30, 2010, the Company commenced a pro rata quarterly distribution, consisting of 43,831 shares of common stock, to holders of the Company’s former 10% senior unsecured notes and to holders of allowed general unsecured claims, with 32,935 shares distributed to holders of pre-petition notes and 10,896 shares to holders of allowed general unsecured claims.  Approximately 1.2 million shares of common stock are reserved for future distributions to these holders.

Executive Summary of Financial Results

The net loss for the third quarter of 2010 was $6.6 million as compared to net income of $13.9 million in the third quarter of 2009.  A primary difference between the results for the two quarters was the $12.6 million net reorganization gain recorded in 2009 related to changes in estimates of allowed claims associated with the bankruptcy proceedings.  There were no reorganization items recorded in the third quarter of 2010 after our emergence on March 15, 2010.

In implementing fresh-start accounting, we re-measured our asset values and stated all liabilities, other than deferred taxes at fair value or at present values of the amounts to be paid using appropriate market interest rates.  Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management and our financial advisors to be representative of our business and industry and which was corroborated by an appraisal by a professional third-party appraisal firm.  Information regarding the determination of the reorganization value and application of fresh start accounting is included in note 2 to the Company’s consolidated financial statements for the nine months ended September 30, 2010.  In addition, under fresh start accounting, accumulated deficit and accumulated other comprehensive income were eliminated.

Under fresh start accounting, our inventory, net, increased by $2.5 million and property, plant and equipment decreased by $380 million, in each case to reflect fair value as of our emergence from bankruptcy.  Other assets, which consisted primarily of a long-term deposit for utilities against which the Company may apply certain natural gas transportation charges, decreased by $4.4 million and recorded at fair value based on a discounted cash flow calculation using a 13% discount rate and the Company’s estimate of purchases of natural gas and the timing of those purchases.  Accounts payable increased under fresh start accounting to adjust an off-market coal contract to fair value.  We also adjusted long-term debt to its fair value of $105 million, an increase of $6.9 million,with the assistance of a professional independent third party appraiser.

As a result of the $2.5 million upward adjustment to our inventory described above, our cost of sales for the seven-month period ended September 30, 2010 includes an additional $2.5 million of costs related to the increase.  The decrease in property, plant and equipment resulted in lower depreciation expense in the seven months ended September 30, 2010 which are included in cost of goods sold. As a result of the adjustment to the long-term deposit for utilities to fair value, we will incur additional amortization cost related to natural gas which will increase cost-of goods sold. As a result of the adjustment of accounts payable to record the off-market coal contract at fair value, our coal costs will be lower through December 31, 2010 when the contract expires.  The increase in long-term debt to its fair value of $105 million will result in lower interest expense over the term of the debt.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, increased to $0.89 per gallon in the third quarter of 2010 from $0.86 per gallon in the third quarter of 2009.  The increase in commodity spread was due to the average sales price per gallon of ethanol increasing in the third quarter of 2010 to $1.80 per gallon from the $1.70 average received in the third quarter of 2009 and, co-product revenues, as a percentage of corn costs, increasing to 37.5% during the third quarter of 2010, versus 36.3% in the third quarter of 2009.  Corn costs during the third quarter of 2010 averaged $3.83 per bushel, as compared to $3.47 per bushel in the third quarter of 2009.  Conversion cost in the third quarter of 2010 was $0.53 per gallon as compared to $0.47 per gallon in the third quarter of 2009.

Gallons of ethanol sold in the third quarter of 2010 decreased to 41.5 million gallons, as compared to 55.5 million gallons in the third quarter of 2009.  Gallons produced during the third quarter of 2010 decreased to 41.1 million gallons from 49.5 million gallons in the third quarter of 2009.  The reductions in gallons sold and produced between 2010 and 2009 is primarily attributable to the shutdown of our Nebraska plant primarily during the months of July and August 2010.  On June 29, 2010, Aventine temporarily shut down the dry mill plant in Aurora, Nebraska (“NELLC”) to make some mechanical improvements to the facility.  The shutdown was extended during a period of depressed margins to accelerate a required power outage at both Nebraska facilities to complete some necessary electrical work for the Aurora West facility which is currently under construction.  We started grinding corn at the NELLC facility again on August 14, 2010 and the plant achieved full production on August 24, 2010.

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

Selling, general & administrative (“SG&A”) expenses were $9.1 million in the third quarter of 2010 as compared to $5.2 million in the third quarter of 2009.  Major variances between 2010 and 2009 are a $1.3 million increase in salaries and wages, a $0.3 million increase in salaried stock compensation, a $1.6 million increase in outside services, and a $0.5 million increase in other SG&A expenses.  Outside services include professional fees that we continue to incur related to bankruptcy activities, which would have previously been included in reorganization expense.

Interest expense in the third quarter of 2010 was $2.1 million, as compared to $1.8 million in the third quarter of 2009.  Interest expense in the third quarter of 2010 includes $4.2 million in interest on our Notes and $0.1 million of amortization of deferred financing fees, reduced by capitalized interest of $2.2 million applicable to our expansion facilities in Mt. Vernon, Indiana and Aurora, Nebraska.  We resumed construction of these facilities in May 2010.  Interest expense in the third quarter of 2009 included $0.7 million in interest on our secured revolving credit facility, $0.6 million in interest on our DIP Facility, and $0.5 million of amortization of deferred financing fees.  We ceased the accrual of interest on our senior unsecured notes as of the Petition Date.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Total gallons of ethanol sold in the third quarter of 2010 decreased to 41.5 million gallons, versus 55.5 million gallons sold in the third quarter of 2009.  Gallons of ethanol were sourced as follows:

For the Three Months Ended September 30,

(In thousands, except for percentages)	2010 Successor	2009 Predecessor	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	41,114	49,519	(8,405)	(17.0)%
Purchase/resale	420	4,857	(4,437)	(91.4)%
Decrease (increase) in inventory	(25)	1,123	(1,148)	*
Total	41,509	55,499	(13,990)	(25.2)%

*  Not meaningful

Net sales in the third quarter of 2010 decreased 17.4% from the third quarter of 2009.  Net sales were $97.5 million in the third quarter of 2010 versus $118.1 million in the third quarter of 2009.  Overall, the decrease in net sales was primarily the result of less supply available due to lower production at our plants.  The reduction in equity production between 2010 and 2009 is primarily attributable to the NELLC plant shutdown primarily during the months of July and August 2010 as noted above.  The reduction in equity production was partially offset by an increase in the average sales price of ethanol for the third quarter of 2010 as compared to the third quarter of 2009.  Ethanol prices averaged $1.80 per gallon in the third quarter of 2010 versus $1.70 per gallon in the third quarter of 2009.

Co-product revenues for the third quarter of 2010 totaled $22.6 million, a decrease of $1.0 million, or 4.2%, from the third quarter 2009 total of $23.6 million.  Co-product revenues decreased during the third quarter of 2010 as a result of significantly lower sales volumes.  In the third quarter of 2010, we sold 197.5 thousand tons, as compared to 272.1 thousand tons in the third quarter of 2009. The decrease in sales is primarily attributable to the NELLC plant shutdown noted above and the elimination of carbon dioxide sales at Nebraska.  Co-product revenues, as a percentage of corn costs, increased to 37.5% during the third quarter of 2010, versus 36.3% in the third quarter of 2009.

Cost of goods sold for the quarter ended September 30, 2010 was $90.4 million, compared to $110.3 million for the quarter ended September 30, 2009, a decrease of $19.9 million, or 18.0%.  As a percentage of net sales, cost of goods sold decreased to 92.8% of sales from 93.4% of sales in the third quarter of 2009.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of purchasing ethanol from other producers and marketers, freight and logistics costs to ship ethanol and co-products, the cost of motor fuel taxes which have been billed to customers, and depreciation.  The decrease in cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the significant reduction in our purchase / resale operation and lower corn costs due primarily to decreased volumes of corn purchased as a result of the NELLC plant shutdown.

Production costs include corn costs, conversion costs (defined as the cost of converting the corn into ethanol, and includes production salaries, wages and stock-based compensation costs, fringe benefits, utilities (including coal and natural gas), maintenance, denaturant, insurance, materials and supplies and other miscellaneous production costs) and depreciation.  Corn costs in the third quarter of 2010 totaled $60.3 million, or $3.83 per bushel, versus $65.0 million, or $3.47 per bushel, in the third quarter of 2009.  Our average corn costs in the third quarter of 2010 were lower than the Chicago Board of Trade (“CBOT”) average price of $4.22 during the same period.

Conversion costs for the third quarter of 2010 decreased to $21.7 million from $23.2 million for the third quarter of 2009.  The decrease in conversion costs is primarily attributable to decreases in insurance of $0.4 million, denaturant of $0.4 million, and salaries and salaried stock compensation of $0.3 million.  The conversion cost per gallon increased year over year to $0.53 per gallon in the third quarter of 2010 versus $0.47 per gallon in the third quarter of 2009 due to the decrease in volume of production gallons during the third quarter of 2010 as compared to the same period in 2009.  Conversion cost per gallon is affected by both dollars spent on conversion of corn to ethanol and also on the number of gallons of ethanol produced.

Depreciation totaled $2.5 million in the third quarter of 2010 compared to $3.5 million in the third quarter of 2009.  The reduction in depreciation expense is primarily the result of the fresh start fair value reduction to the cost of depreciable assets when we emerged from bankruptcy.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $0.2 million in the third quarter of 2010, versus $0.7 million in the third quarter of 2009.  The cost of motor fuel taxes is recovered through billings to customers and was $0 in the third quarter of 2010 because we did not do business in states requiring us to pay motor fuel taxes.

Freight/logistics costs increased on a per gallon basis in the third quarter of 2010 from the third quarter of 2009.  Freight/logistics costs in the third quarter of 2010 were $0.15 per gallon as compared to $0.12 per gallon in the third quarter of 2009.  Freight/logistics dollars spent were basically flat at $6.4 million in the third quarter.  Freight/logistics cost per gallon is calculated by taking total freight/logistics costs incurred (including costs to ship co-products) and dividing by the total ethanol gallons sold.  The increase in freight/logistics cost per gallon is primarily the result of the decreases in gallons sold and produced during the third quarter of 2010 as compared to the same period in 2009.

SG&A expenses were $9.1 million in the third quarter of 2010 as compared to $5.2 million in the third quarter of 2009.  Major variances between 2010 and 2009 are a $1.3 million increase in salaries and wages, a $0.3 million increase in salaried stock compensation, a $1.6 million increase in outside services, and a $0.5 million increase in other SG&A expenses.  Outside services include professional fees that we continue to incur related to bankruptcy activities, which would have previously been included in reorganization expense.

Other income (loss) was a gain of $0.4 million in the third quarter of 2010.  The gain in the quarter includes $0.4 million of expense related to penalties owed for failure to complete the Aurora West expansion facility by July 1, 2009 and $0.2 million of expense related to utility demand charges at our Mt. Vernon ethanol expansion facility (prior to start up of the Mt. Vernon, Indiana facility), $0.6 million of income from resolution of bankruptcy claims, and $0.3 million of court-ordered refunds of professional fees.

Interest expense in the third quarter of 2010 was $2.1 million, as compared to $1.8 million in the third quarter of 2009.  Interest expense in the third quarter of 2010 includes $4.2 million in interest on our Notes and $0.1 million of amortization of deferred financing fees, reduced by capitalized interest of $2.2 million applicable to our expansion facilities in Mt. Vernon, Indiana and Aurora, Nebraska.  We resumed construction of these facilities in May 2010.  Interest expense in the third quarter of 2009 included $0.7 million in interest on our secured revolving credit facility, $0.6 million in interest on our DIP Facility, and $0.5 million of amortization of deferred financing fees.  We ceased the accrual of interest on our senior unsecured notes as of the Petition Date.

During September 2010, the Company recorded an other-than-temporary loss on its available for sale securities in Green Plains Renewable Energy, Inc. totaling $1.8 million.

We recorded a net gain of $12.6 million in the third quarter of 2009 related to our bankruptcy proceedings.  This net gain primarily consisted of gains of $13.6 million pertaining to revisions to estimated liabilities related to rejected executory contracts and leases and gains of $1.2 million on the settlement of pre-petition vendor claims for less than amounts owed, partially offset by $2.2 million in professional fees incurred.  There were no reorganization items in the third quarter of 2010.

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the quarters ended September 30, 2010 and 2009 principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill,  increases in valuation allowances, and other permanent differences between book and tax.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Total gallons of ethanol sold in the first nine months of 2010 decreased to 137.1 million gallons, versus 229.1 million gallons sold in the first nine months of 2009.  Gallons of ethanol were sourced as follows:

For the Nine Months Ended September 30,

(In thousands of gallons, except for percentages)

	Seven months Ended Sept 30, 2010 Successor	Two months Ended Feb 28, 2010 Predecessor	2009 Predecessor	Increase/ (Decrease)	% Increase/ (Decrease)
Equity production	103,088	32,040	148,017	(12,889)	(8.7)%
Marketing alliance purchases	—	—	30,858	(30,858)	(100.0)%
Purchase/resale	915	210	35,163	(34,038)	(96.8)%
Decrease (increase) in inventory	1,604	(772)	15,084	(14,252)	*
Total	105,607	31,478	229,122	(92,037)	(40.2)%

*   Not meaningful

Net sales in the first nine months of 2010 decreased 34.6% from the first nine months of 2009.  Net sales were $309.0 million in the first nine months of 2010 versus $472.8 million in the first nine months of 2009.  Overall, the decrease in net sales was primarily the result of less supply available as we terminated our marketing alliance, significantly reduced our purchase/resale supply operations, and experienced a reduction in equity production, partially offset by an increase in the average sales price of ethanol sold.  The reduction in equity production between 2010 and 2009 is primarily attributable to the NELLC plant shutdown primarily during the months of July and August 2010 noted above.  The reduction in supply was partially offset by an increase in the average sales price of ethanol for the first nine months of 2010 as compared to the first nine months of 2009.  Ethanol prices averaged $1.75 per gallon in the first nine months of 2010 versus $1.69 in the first nine months of 2009.

Co-product revenues for the first nine months of 2010 totaled $69.4 million, a decrease of $3.1 million or 4.3%, from the first nine months of 2009 total of $72.5 million.  Co-product revenues decreased during the first nine months of 2010 primarily as a result of lower sales volumes.  In the first nine months of 2010, we sold 676.2 thousand tons, versus 827.2 thousand tons in the first nine months of 2009.  Co-product revenues, as a percentage of corn costs, rose to 36.9% during the first nine months of 2010, versus 33.2% in the first nine months of 2009.

Cost of goods sold for the nine months ended September 30, 2010 was $289.9 million, compared to $486.3 million for the nine months ended September 30, 2009, a decrease of $196.4 million, or 40.4%.  As a percentage of net sales, cost of goods sold decreased to 93.8% in the first nine months of 2010 from 102.9% in the first nine months of 2009.  Cost of goods sold consists of the cost to produce ethanol at our own facilities, the cost of freight and logistics to ship ethanol and co-products, the cost of ethanol sold from inventory, the cost of motor fuel taxes which have been billed to customers and, prior to the second quarter of 2009, the cost of purchased ethanol.  The decrease in total cost of goods sold is principally the result of lower volumes of ethanol purchased as a result of the termination of our marketing alliance and significantly reduced purchase/resale program, and lower corn costs, freight costs, depreciation, and motor fuel taxes.  Partially offsetting the decrease in cost of goods sold was an additional increase in cost of goods sold of $2.5 million related to the adjustment of ethanol inventory to fair value in February 2010 which was recognized in March 2010 as the product was sold.

Purchased ethanol in the first nine months of 2010 totaled $1.9 million, versus $87.0 million in the first nine months of 2009.  The decrease in purchased ethanol resulted from the termination of our marketing alliance and scaled-back purchase/resale programs.

Corn costs in the first nine months of 2010 totaled $188.3 million, or $3.67 per bushel, versus $218.7 million, or $3.93 per bushel, in the first nine months of 2009.  Our average corn costs in the first nine months of 2010 were lower than the CBOT average price of $3.83 during the same period.  The decrease in corn costs is primarily due to lower volumes of corn purchased as a result of the NELLC plant shutdown.

Conversion costs for the first nine months of 2010 decreased to $70.3 million from $72.2 million for the first nine months of 2009.  The total dollars spent on conversion costs decreased year over year principally as a result of lower costs for insurance and denaturant.  The conversion cost per gallon increased year over year to $0.52 per gallon in the first nine months of 2010 versus $0.49 per gallon in the first nine months of 2009.  The increase in conversion cost per gallon is the result of the decrease in production gallons in 2010 as compared to the same period in 2009.

Freight/logistics costs were down significantly on a per gallon basis in the first nine months of 2010 from the first nine months of 2009.  Freight/logistics costs in the first nine months of 2010 were $0.13 per gallon as compared to $0.17 per gallon in the first nine months of 2009.  Freight/logistics dollars spent decreased in the first nine months of 2010 to $17.5 million from $39.7 million in the first nine months of 2009 as a result of lower volumes shipped, the termination of fixed price terminal obligations, and lower costs for leased railcars

Depreciation in the first nine months of 2010 totaled $8.1 million, versus $10.4 million in the first nine months of 2009.  The reduction in depreciation expense is primarily the result of the fresh start fair value reduction  to the cost of depreciable assets when we emerged from bankruptcy.  Other cost of goods sold, including motor fuel taxes and the cost of ethanol sold from inventory, were $0.3 million in the first nine months of 2010, versus $5.3 million in the first nine months of 2009.  The cost of motor fuel taxes is recovered through billings to customers and was $0 in the first nine months of 2010 because we did not do business in states requiring us to pay motor fuel taxes.

SG&A expenses were $28.0 million in the first nine months of 2010 as compared to $21.8 million in the first nine months of 2009.  The higher expense in the first nine months of 2010 primarily relates to increases in salaries and wages of $2.3 million, salaried stock-based compensation of $2.0 million and outside services of $1.6 million. Outside services include professional fees that we continue to incur related to bankruptcy activities, which would have previously been included in reorganization expense.

Other income (loss) was a loss of $1.8 million for the nine months ended September 30, 2010.  The loss for the nine months includes $1.2 million of expense related to penalties owed for failure to complete the Aurora West expansion facility by July 1, 2009, $0.4 million of expense related to utility demand charges at our Mt. Vernon ethanol expansion facility (prior to start up of the Mt. Vernon, Indiana facility), $1.1 million of expense related to a contract amendment, $0.6 million of income from resolution of bankruptcy claims, and $0.3 million of court-ordered refunds of professional fees.

As a result of arm’s length negotiations in 2009 with the Company’s former marketing alliance partners, the Company was able to obtain consideration totaling $10.2 million from those counterparties in exchange for the early termination of the marketing alliance agreements.  Marketing alliance partners were third-party producers who sold their ethanol production to the Company on an exclusive basis.

Interest expense in the first nine months of 2010 was $6.6 million, as compared to $12.8 million in the first nine months of 2009.  Interest expense in the first nine months of 2010 included $8.2 million of interest expense related to our Notes, pre-petition amended secured revolving credit facility interest expense of $0.6 million, interest expense on our DIP facility of $0.5 million, other interest expense of $0.1 million, and $0.4 million of amortization of deferred financing fees, reduced by capitalized interest of $3.2 million.  Interest expense in the first nine months of 2009 included $8.1 million of interest expense related to our pre-petition senior unsecured notes (compared to contractual interest of $22.5 million), pre-petition amended secured revolving credit facility interest expense of $1.7 million, interest expense on our DIP facility of $1.1 million, and $1.9 million for amortization of deferred financing fees.

Gain (loss) on derivative transactions for the first nine months of 2010 includes $0.2 million of realized net gains on corn and ethanol derivative contracts versus net realized and unrealized gains in the first nine months of 2009 of $1.2 million.  We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815.

During September 2010, the Company recorded an other-than-temporary loss on its available for sale securities in Green Plains Renewable Energy, Inc. totaling $1.8 million.

The Company’s effective tax rate differs from the statutory U.S. federal income tax rate for the seven months ended September 30, 2010, two months ended February 28, 2010, and the nine months ended September 30, 2009 principally due to the impact of state taxes (net of federal benefit), non-includable reorganization income, non-deductible reorganization expenses, tax deductible goodwill, increases in valuation allowances, and other permanent differences between book and tax.

Trends and Factors that May Affect Future Operating Results

Ethanol Pricing

Ethanol prices rose during the third quarter of 2010.  Margins at our Pekin facilities have declined, while margins at our Nebraska facility have risen.

As of September 30, 2010, we had future contracts for delivery of ethanol totaling 27.1 million gallons through May 2011 at spot prices (using various Platt, OPIS and AXXIS indices).

For the fourth quarter of 2010, we have future contracts for delivery of ethanol totaling 25.7 million gallons at spot prices (using various Platt, OPIS and AXXIS indices).

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

At September 30, 2010, we had fixed the price of 2.7 million bushels of corn through January 2011 at an average cost of $4.76 per bushel, representing approximately 14.6% of our corn requirements for the remainder of 2010 for our facilities in operation at September 30, 2010.

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

Environmental Protection Agency (“EPA”) approved E-15 for model year 2007 and newer cars and light trucks

The EPA on October 13, 2010 waived a limitation on selling fuel that is more than 10% ethanol for model year 2007 and newer cars and light trucks.  The waiver applies to fuel that contains up to 15% ethanol—known as E-15—and only to model year 2007 and newer cars and light trucks.  While this represents progress toward increased blending of ethanol in the motor fuel supply, the Company does not expect an immediate increase in the demand for ethanol until the waiver is extended to older vehicles as well and distribution infrastructure issues are resolved.

Liquidity and Capital Resources

Overview and Outlook

The following table sets forth selected information concerning our financial condition:

(In thousands)	September 30, 2010 Successor	December 31, 2009 Predecessor
	(Unaudited)
Cash and cash equivalents	$41,855	52,585
Working capital	54,940	38,136
Total debt (1)	156,067	42,765
Current ratio	3.13	1.60

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

At emergence from bankruptcy on March 15, 2010, we obtained approximately $98 million of proceeds through the issuance of $105 million principal amount of our Notes and 1,710,000 shares of common stock.  Upon emergence we used these proceeds to pay $27.8 million to retire our secured revolving credit facility, $15.0 million to retire our DIP Facility, $17.9 million to Kiewit Energy Company to repay secured claims related to our expansion projects at Aurora, Nebraska and Mt. Vernon, Indiana and $4.9 million to pay other secured and priority claims.  Our senior unsecured notes of $300.0 million along with $15.5 million of accrued interest were discharged upon emergence from bankruptcy and participated in the distribution of 6.84 million shares of new equity reserved for distribution to general unsecured claimholders.  $117.9 million of the $300 million  senior unsecured notes was discharged outright in bankruptcy and $182.1 million of the $300 million of senior unsecured notes, representing the noteholder’s relative share of the total claims participating in the distribution of new equity, was discharged through  the noteholder’s right to settlement through participation in the distribution of new equity.  As of September 30, 2010, approximately 5.66 million of the 6.84 million shares have been distributed of which the holders of our pre-petition $300 million of unsecured notes have received approximately 5.54 million shares and other general unsecured claimholders have received 125 thousand shares.   At September 30, 2010, approximately 1.2 million shares remain to be distributed to holders of general unsecured claims.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facilities, and cash provided by operations.  If our future cash flow is insufficient to meet our debt obligations and commitments, including our Notes, we may be required to undertake alternative financing plans, such as: (i) refinancing or restructuring our debt, (ii) selling assets, (iii) reducing or delaying capital investments, or (iv) seeking to raise additional capital.  There can be no assurance, however, that undertaking alternative financing plans would allow us to meet our debt obligations.  Our inability to meet our debt obligations and commitments could lead to an event of default under either our Notes or the Revolving Credit Agreement.  If an event of default occurs and is continuing under our Notes, then the Notes may become immediately due and payable, and interest on the Notes will accrue at an additional 2% per annum.  If an event of default occurs and is continuing under the Revolving Credit Agreement, then the lenders may terminate their commitments under the Revolving Facility, accelerate repayment of the obligations under the Revolving Facility, or foreclose on the collateral granted to them.  In addition, an event of default under either the Notes or the Revolving Credit Agreement may lead to an event of default under the Revolving Credit Agreement or Notes, respectively, under certain circumstances.

In addition, our ability to execute on our growth strategy will be determined, in large part, by the availability of debt and equity capital, and we continuously evaluate our financing opportunities.  Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  Our ability to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as the disruption in the capital and credit markets that occurred in 2008 and 2009, as well as commodity price volatility.  We may be required to seek sources of capital earlier than anticipated, although the restrictions in our Revolving Credit Agreement and Notes may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.

Cash and cash equivalents.  For the first nine months of 2010, cash and cash equivalents decreased by $10.7 million.  Cash and cash equivalents as of September 30, 2010 and December 31, 2009 were $41.9 million and $52.6 million, respectively.

Cash provided by operations.  Net cash used in operating activities in the first nine months of 2010 was $37.9 million, as compared to cash provided by operating activities of $23.2 million for the first nine months of 2009.

Cash available under our liquidity facility.  As described further below, pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Credit Agreement with PNC as lender and as agent, providing for a $20 million Revolving Facility.  Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 15, 2013.  The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers.  The Revolving Credit Agreement contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances.  Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

Total liquidity at September 30, 2010 was $51.3 million, comprised of $41.9 million in cash and cash equivalents and $9.4 million availability under our Revolving Facility.  As of September 30, 2010, there were no amounts drawn against the Revolving Facility, and there were $5.5 million of outstanding letters of credit issued under the Revolving Facility.

We believe that we have sufficient liquidity through our cash and cash equivalents, cash from operations and borrowing capacity under our Revolving Facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures.

Payments related to our predecessor debt and liquidity facility.  During the first quarter of 2010, we used $42.8 million of cash to make required reductions in borrowings on our secured revolving credit facility with JP

Morgan Chase and our DIP Facility.  At September 30, 2010, the Company had $6.3 million in letters of credit outstanding as issued by the pre-petition lenders.  The $6.3 million outstanding letters of credit were collateralized by $7.8 million in a restricted cash account.

Working capital.  Our net working capital position increased by $16.8 million during the first nine months of 2010.

Capital expenditures.  During the first nine months of 2010, we spent approximately $71.2 million on capital projects.  Of this amount, $2.0 million was spent on maintenance and environmental projects, while $50.6 million (including capitalized interest) was spent on our capacity expansion projects in Mt. Vernon, Indiana and Aurora, Nebraska and $18.6 million was spent to acquire the Canton, Illinois facility.  We expect to incur additional capital expenditures of approximately $11.0 million related to completing the Mt. Vernon, Indiana and Aurora, Nebraska facilities (excluding capitalized interest). on the facilities.  We do not expect to incur capital expenditures related to the Canton, Illinois facility for the balance of 2010, however, we expect to incur approximately $7.0 million of capital expenditures in 2011 to make the Canton, Illinois facility operational.  As of September 30, 2010, as noted above, no steps have been taken toward making the Canton, Illinois facility operational.  However, we do expect to make several improvements including mash fermentation improvements to include a dual train mash heat exchanger allowing for a clean in process approach to reduce infections and improve yields, boiler house improvements including replacement of the coal feeder screw system to improve the flow of coal into the gasifier and boiler maintenance.  We do not expect to make the capital expenditures related to the Canton, Illinois facility until we secure additional financing.  We expect to expend the capital necessary to achieve these updates and bring the Canton, Illinois facility to operational status by the second quarter of 2011.  We expect to fund the remaining capital expenditures from cash and cash equivalents on hand as well as cash provided by operations.  However, as noted above, prevailing market conditions and other factors may require us to seek sources of capital earlier than anticipated, which may not be available on terms acceptable to us, or at all.Debtor-In-Possession Financing

On April 7, 2009, the DIP Lenders entered into the DIP Term Sheet for a $30 million DIP Facility with the Debtors.  The DIP Term Sheet provided for a first priority DIP financing composed of a term loan facility made available to certain of the Company’s subsidiaries in a maximum aggregate principal amount of up to $30 million.

In accordance with the terms of the Plan, the balances owed on the DIP Facility were paid in full on the Effective Date.

13% Senior Secured Notes due 2015

Pursuant to the Plan and Confirmation Order, on the Effective Date, the Company issued and sold an aggregate of $105 million principal amount of the Notes.  In addition, on August 19, 2010, the Company issued and sold an additional $50 million in aggregate principal amount of Notes, resulting in gross proceeds of approximately $51 million (excluding accrued interest on the Notes through the issue date).  The Notes were issued under the Indenture in a private transaction that was not subject to the registration requirements of the Securities Act.  The Notes accrue interest at a rate of 13% for cash interest payments and 15% if the Company elects PIK interest payments.  The Company may elect, prior to each interest payment date, whether to make each interest payment on the Notes (i) entirely in cash or (ii) 8/15 in cash and 7/15 in PIK interest.  The Notes are fully and unconditionally guaranteed by the Guarantors.  The Company will pay interest on the Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, starting on June 15, 2010.  The Notes mature on March 15, 2015.

The Company may redeem the Notes in whole or in part prior to their maturity date for a premium to the outstanding principal amount, as provided in the Indenture.  If we enter into the New Term Loan Facility, the Company intends to redeem the entire outstanding principal amount of the Notes at a redemption price of 105% of the principal amount (assuming the New Term Loan Facility is entered into before March 15, 2011, at which time the redemption price under the Indenture decreases to 104%), plus accrued and unpaid interest.  See “—Debt Commitment Letter” below.

Secured Revolving Credit Facility

Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Credit Agreement with PNC, as lender and as agent, providing for a $20 million Revolving Facility.  Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 15, 2013.  The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers.  The Revolving Credit Agreement contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances.  Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

On August 6, 2010, we and our subsidiaries, as borrowers, entered into the First Amendment with the financial institutions party thereto as lenders and PNC.  The First Amendment amends the Revolving Credit Agreement by increasing the letter of credit sublimit under the Revolving Credit Agreement from $12.0 million to $17.0 million.  The First Amendment also modifies the capital expenditure limitations applicable to us and our subsidiaries under the Revolving Credit Agreement and our daily inventory reporting requirements to permit PNC to agree not to require daily reporting by the borrowers of in-transit inventory.

Warrant Agreement

Pursuant to the Plan and Confirmation Order, on the Effective Date, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent.  Pursuant to the Warrant Agreement, the Company issued warrants to purchase an aggregate of 450,000 shares of common stock of the Company, subject to adjustment (the “Warrants”).  The Warrants will expire on the fifth anniversary of the Effective Date or, if earlier, in connection with the consummation of a change of control of the Company (the “Expiration Date”); provided that the Company may accelerate the Expiration Date in certain circumstances as set forth in the Warrant Agreement.

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

The New Term Loan Facility will mature on the fifth anniversary of the closing date of the New Term Loan Facility. The New Term Loan Facility will require the Company to maintain a specified minimum liquidity and a specified maximum debt to capitalization ratio.  Additionally, the New Term Loan Facility will contain other customary affirmative and negative covenants concerning the conduct of the Company’s business operations. The New Term Loan Facility will also contain customary events of default.  Upon the occurrence of an event of default, the Company’s obligations under the New Term Loan Facility may be accelerated and all indebtedness thereunder would become immediately due and payable.

In connection with the New Term Loan Facility, the Company intends to redeem the entire outstanding principal amount of the Notes at a redemption price of 105% of the principal amount (assuming the New Term Loan Facility is entered into before March 15, 2011, at which time the redemption price under the Indenture decreases to 104%), plus accrued and unpaid interest.  However, we are under no obligation to enter into any such debt financing and cannot assure you that we will enter into any such financing transaction on terms acceptable to us, if at all.  We are continuously considering other financing opportunities based on prevailing market conditions and other factors.

Critical Accounting Estimates

As required by GAAP, in connection with emergence from Chapter 11 reorganization proceedings, we adopted the fresh start accounting provisions of ASC 852 effective February 28, 2010.  Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for our assets immediately after restructuring.  The reorganization value is allocated to the respective assets.  Liabilities, other than deferred taxes and severance benefits, are stated at present values of amounts expected to be paid.

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

Long-Term Debt — Long-term debt was valued at fair value with the assistance of an independent valuation firm based on an analysis of market interest rates for guideline companies with similar debt and terms, interest rates for companies recently emerged from bankruptcy, and interest rates based on a synthetic debt rating.  Based on this analysis, we determined that a range of market interest rate for our $155 million aggregate principal amount of Notes would be from 11.5% to 14.5%.  Based on the stated rate of our Notes of 13% combined with the option to pay a portion of the interest in kind, we deemed the fair value to be the face value of the Notes of $155 million.  If the interest rate was 1% higher or lower, the fair value of the debt would have increased or decreased by $1.8 million respectively.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. For instance, over ten years ago soil and groundwater contamination from fuel oil contamination at a storage site was identified at our Illinois campus.  The fuel oil tanks were removed and a portion of the area has been capped, but no remediation has been performed.  If any of these sites are subject to investigation and/or remediation requirements, we may incur strict and/or joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws which impose strict liability for all or part of the costs of such investigation, remediation, or removal costs and for damages to natural resources whether the contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties or other impacts of our operations.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material liability relating to contamination or such third party claims. We have not accrued any amounts for environmental matters as of September 30, 2010.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in releases of hazardous substances and other waste materials, and may result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damages to natural resources.  We maintain insurance coverage against some, but not all, potential losses associated with our operations.  Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’

compensation.  While we do not carry environmental insurance in Illinois and Nebraska, we do carry it in Indiana.  We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

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

Federal and state environmental authorities have been investigating alleged excess volatile organic compounds emissions and other air emissions from many U.S. ethanol plants, including our Illinois facilities.  The investigation relating to our Illinois wet mill facility is still pending, and we could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility.  If authorities require us to install controls, we would anticipate that costs would be approximately $6.5 million, which would be considerably higher than the approximately $3.4 million we incurred in connection with a similar matter at our Nebraska facility due to the larger size of the Illinois wet mill facility.  As of yet we have not established reserves for possible costs we may incur in connection with this investigation.  In addition, if the authorities determine our emissions were in violation of applicable law, we would likely be required to pay fines that could be material.  With respect to the investigation of our Nebraska facility, we were required to pay a fine of $40,000.  Due to the larger capacity of the Illinois facilities, the fine could possibly be larger.

We have made, and expect to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for industrial, commercial and institutional boilers and process heaters.  This NESHAP was issued in 2004 but subsequently vacated in 2007.  The vacated version of the rule required us to implement maximum achievable control technology at our Illinois wet mill facility to reduce hazardous air pollutant emissions from our boilers.  The EPA is currently rewriting the NESHAP, which is expected to be more stringent than the vacated version.  In the absence of a final NESHAP for industrial, commercial and institutional boilers and process heaters, we are working with state authorities to determine what technology will be required at our Illinois wet mill facility and when such technology must be installed.  We currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from our boilers.

We currently generate revenue from the sale of carbon dioxide, a greenhouse gas which is a co-product of the ethanol production process, at our Illinois facilities.  National greenhouse gas legislation is in the early stages of development in the U.S., and we are currently unable to determine the impact of potential greenhouse gas reduction requirements.  Mandatory greenhouse gas emissions reductions may impose increased costs on our business and could adversely impact our operations, including our ability to continue generating revenue from carbon dioxide sales.

On February 3, 2010 the EPA announced final revisions to the National RFS program (commonly known as the RFS program or RFS-2).  This Rule makes changes to the RFS program as required by the Energy Independence and Security Act of 2007.  The revised statutory requirements establish new specific annual volume standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel that must be used in transportation fuel.  The revised statutory requirements also include new definitions and criteria for both renewable fuels and the feedstock used to produce them, including new greenhouse gas emission thresholds as determined by lifecycle analysis.  The regulatory requirements for RFS-2 will apply to domestic and foreign producers and importers of renewable fuel used in the U.S.

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

Commodity Price Risks

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to our customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  Our weighted average gross corn cost for the three months ended September 30, 2010 and 2009 was $3.83 and $4.10 per bushel, respectively.  For the nine months ended September 30, 2010 and 2009, our weighted average gross corn cost was $3.67 and $4.17 per bushel, respectively.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us.  At September 30, 2010, we had commitments to purchase approximately 2.7 million bushels of corn through January 2011 at an average price of $4.76 per bushel from these corn suppliers.  Under these arrangements, we assume the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, have not marked these transactions to market.

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

We sometimes enter into firm-price purchase commitments with some of our natural gas suppliers under which we agree to buy natural gas at a price set in advance of the actual delivery of that natural gas to us.  Under these arrangements, we assume the risk of a price decrease in the market price of natural gas between the time this price is fixed and the time the natural gas is delivered.  At September 30, 2010, we did not have any commitments to purchase natural gas in advance at prices other than at market.  We account for these transactions as normal purchases under ASC 815, and accordingly, do not mark these transactions to market.

We are also subject to market risk with respect to ethanol pricing.  Our ethanol sales are priced using contracts that can either be fixed, based upon the price of wholesale gasoline plus or minus a fixed amount, or based upon a market price at the time of shipment.  We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts.  At September 30, 2010, we had no outstanding contracts to sell ethanol at fixed prices.  These normal sale transactions would not be marked to market.

We may also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount.  At September 30, 2010, we had no contracts for the sale of ethanol using wholesale gasoline as an index plus a fixed spread.  Under these arrangements, we assume the risk of a price decrease in the market price of gasoline.  In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date.  We account for these transactions under ASC 815.  These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in other non-operating income.  The fair value of these derivative liabilities is recognized in other current liabilities in the Condensed Consolidated Balance Sheet, net of any cash paid to brokers.  We did not have any of this type of derivative positions at September 30, 2010.

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

Item 1A.                                                Risk Factors

None

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                         Defaults Upon Senior Securities

None

Item 4.                                                         Removed and Reserved

None

Item 5.                                                         Other Information

None

Item 6.                                                         Exhibits

(a)         Exhibits

2.1                               Asset Purchase Agreement, dated August 6, 2010, between New CIE Energy Opco, LLC and Aventine Renewable Energy Holdings, Inc. (incorporated by reference to Exhibit 2.2 of Aventine’s Registration Statement on Form S-1 (Reg. No. 333-169301) filed on September 10, 2010).

4.1                               Registration Rights Agreement, dated as of August 19, 2010, by and among Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, Inc., Aventine Renewable Energy—Aurora West, LLC, Nebraska Energy, L.L.C., Aventine Renewable Energy—Mt. Vernon, LLC, Aventine Power, LLC, Brigade Capital Management, LLC and Senator Investment Group LP (incorporated by reference to Exhibit 4.5 of Aventine’s Registration Statement on Form S-1 (Reg. No. 333-169301) filed on September 10, 2010).

10.1                        First Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2010, among Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy—Aurora West, LLC, Aventine Renewable Energy, Inc., Aventine Renewable Energy—Mt. Vernon, LLC, Aventine Power, LLC and Nebraska Energy, L.L.C., as borrowers, and PNC Bank, National Association, as lender and as agent (incorporated by reference to Exhibit 10.2 of Aventine’s Registration Statement on Form S-1 (Reg. No. 333-169301) filed on September 10, 2010).

10.2                        Backstop Commitment Agreement, dated August 2, 2010, among Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, Inc., Aventine Renewable Energy—Aurora West, LLC, Aventine Renewable Energy—Mt. Vernon, LLC, Aventine Power, LLC and Nebraska Energy, L.L.C., Brigade Capital Management, LLC and Senator Investment Group LP (incorporated by reference to Exhibit 10.22 of Aventine’s Registration Statement on Form S-1 (Reg. No. 333-169301) filed on September 10, 2010).

31.1                        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2                        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                        Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2                        Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*                                         Filed herewith.

†                                         Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: November 9, 2010	By:	/s/ William J. Brennan
	Name:	William J. Brennan
	Title:	Chief Accounting and Compliance Officer (duly authorized officer and principal accounting officer)