Form 10-Q
period 2011-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2011-05-10
CIK 1285043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                 to                  .

COMMISSION FILE NUMBER 001-32922

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0569368
(State of Incorporation)	(IRS Employer Identification No.)

One Lincoln Centre
5400 LBJ Freeway, Suite 450
Dallas, TX	75240
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of April 22, 2011
Common Stock, $0.001 Par Value	7,495,047 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) — Three months ended March 31, 2011 (Successor), one month ended March 31, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-1
	Condensed Consolidated Balance Sheets — March 31, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) — Three months ended March 31, 2011 (Successor), one month ended March 31, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2011 (Successor), one month ended March 31, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-4
	Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	15

	PART II

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands, except per share amounts)
Net sales	$198,104	$36,974	$77,675
Cost of goods sold	(192,736)	(37,315)	(66,686)
Gross profit	5,368	(341)	10,989
Selling, general and administrative expenses	(9,417)	(5,158)	(4,608)
Other expenses	(1,196)	(1,064)	(515)
Operating income (loss)	(5,245)	(6,563)	5,866
Interest income	21	1	—
Interest expense	(5,322)	(714)	(1,422)
Gain on derivative transactions, net	890	176	—
Loss on early retirement of debt	(9,399)	—	—
Other non-operating expense	(18)	—	—
Income (loss) before reorganization items and income taxes	(19,073)	(7,100)	4,444
Reorganization items	—	—	(20,282)
Gain due to plan effects	—	—	136,574
Loss due to fresh start accounting adjustments	—	—	(387,655)
Loss before income taxes	(19,073)	(7,100)	(266,919)
Income tax benefit (expense)	(188)	—	626
Net loss	$(19,261)	$(7,100)	$(266,293)

Loss per common share — basic	$(2.24)	$(0.82)	$(6.14)
Basic weighted-average number of shares	8,593	8,662	43,401

Loss per common share — diluted	$(2.24)	$(0.82)	$(6.14)
Diluted weighted-average number of common and common equivalent shares	8,593	8,662	43,401

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	Successor
	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,831	$34,533
Restricted cash	—	164,765
Accounts receivable, net of allowance for doubtful accounts of $76 in 2011 and $75 in 2010	17,491	11,571
Inventories	51,199	44,179
Income taxes receivable	912	954
Prepaid expenses and other current assets	8,115	14,185
Total current assets	88,548	270,187

Property, plant and equipment, net	299,037	296,289
Restricted cash	15,227	16,211
Other assets	11,448	11,291
Total assets	$414,260	$593,978

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,030	$156,118
Current obligations under capital leases	272	789
Accounts payable	17,289	23,311
Accrued liabilities	3,820	4,906
Other current liabilities	12,579	10,589
Total current liabilities	35,990	195,713

Long-term debt	190,028	191,840
Deferred tax liabilities	2,026	2,026
Other long-term liabilities	2,669	2,741
Total liabilities	230,713	392,320

Stockholders’ equity:
Common stock, par value $0.001 per share (15,000,000 shares authorized; 7,460,602 shares outstanding, net of 28,771 shares held in treasury at March 31, 2011; 7,448,916 shares outstanding, net of 7,791 shares held in treasury at December 31, 2010)	8	8
Preferred stock (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Additional paid-in-capital	228,510	227,360
Retained deficit	(44,725)	(25,464)
Accumulated other comprehensive income (loss), net	(246)	(246)
Total stockholders’ equity	183,547	201,658
Total liabilities and stockholders’ equity	$414,260	$593,978

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
			(In thousands)
Predecessor balance at January 1, 2010	21,548,640	43,048,158	$44	$294,297	$(28,421)	$1,612	$267,532
Stock option exercises	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	43	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	(266,293)	—	(266,293)
Pension and postretirement liability adjustment, net of tax	—	—	—	—	—	(3)	(3)
Unrealized holding gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	765	765
Total comprehensive loss	—	—	—	—	—	—	(265,531)
Cancellation of Predecessor common stock	(21,548,640)	(43,048,158)	(44)	—	—	—	(44)
Reorganization and fresh start accounting adjustments	—	—	—	(294,670)	294,714	(2,374)	(2,330)
Predecessor balance at February 28, 2010	—	—	$—	$—	$—	$—	$—
Issuance of equity in connection with emergence from bankruptcy	—	6,614,882	7	219,916	—	—	219,923
Successor balance at February 28, 2010	—	6,614,882	$7	$219,916	$—	$—	$219,923
Successor
Stock option exercises	—	—	—	558	—	—	558
Stock-based compensation	—	98	—	1,172	—	—	1,172
Comprehensive loss:
Net loss	—	—	—	—	(7,100)	—	(7,100)
Unrealized holding gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	(985)	(985)
Total comprehensive loss	—	—	—	—	—	—	(8,085)
Successor balance at March 31, 2010	—	6,614,980	$7	$221,646	$(7,100)	$(985)	$213,568

Balance at December 31, 2010	7,791	7,456,707	$8	$227,360	$(25,464)	$(246)	$201,658
Stock-based compensation	—	32,536	—	1,702	—	—	1,702
Warrants exercised	—	130	—	5	—	—	5
Repurchases of common stock	20,980	—	—	(557)	—	—	(557)
Comprehensive loss:				—
Net loss	—	—	—	—	(19,261)	—	(19,261)
Total comprehensive loss	—	—	—	—	—	—	(19,261)
Successor balance at March 31, 2011	28,771	7,489,373	$8	$228,510	$(44,725)	(246)	183,547

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Operating Activities
Net loss	$(19,261)	$(7,100)	$(266,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early retirement of debt	9,399	—	—
Depreciation and amortization	5,809	1,030	2,795
Stock-based compensation expense	1,702	1,728	277
Non-cash gain due to plan effects	—	—	(136,574)
Non-cash loss due to fresh start accounting adjustments	—	—	387,655
Provision for rejected executory contracts and leases	—	—	9,590
Changes in operating assets and liabilities:
Accounts receivable, net	(5,920)	1,498	2,560
Income tax receivable	42	—	—
Inventories	(7,020)	3,693	1,543
Prepaid expenses and other current assets	3,596	—	—
Other assets	(947)	(1,887)	1,339
Accounts payable	(6,022)	(3,809)	7,061
Other liabilities	869	1,118	(21,640)
Net cash used in operating activities	(17,753)	(3,729)	(11,687)

Investing Activities
Additions to property, plant and equipment, net	(7,892)	(374)	(2,086)
Net cash used in investing activities	(7,892)	(374)	(2,086)

Financing Activities
Repayment of senior secured notes	(155,000)	—	—
Repayment of term loan	(500)	—	—
Restricted cash	165,750	797	(7,833)
Penalty on early retirement of debt	(7,750)	—	—
Payments on capital lease obligations	(554)	—	—
Payments on mortgage note	(8)	—	—
Proceeds from issuance of senior secured notes	—	—	98,119
Debt issuance costs	—	—	(1,190)
Net repayments on revolving credit facilities	—	—	(27,765)
Repayments of debtor-in-possession debt facility	—	—	(15,000)
Proceeds from warrants exercised	5	—	—
Proceeds from stock option exercises	—	—	96
Net cash provided by financing activities	1,943	797	46,427
Net increase (decrease) in cash and equivalents	(23,702)	(3,306)	32,654
Cash and equivalents at beginning of the period	34,533	85,239	52,585
Cash and equivalents at end of the period	$10,831	$81,933	$85,239

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.                            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Aventine Renewable Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Aventine” or the “Company”, unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of March 31, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

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

The accompanying unaudited condensed consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period.  The reclassifications had no impact on stockholders’ equity, working capital, gross profit or net income.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended  February 28, 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2.                            BANKRUPTCY PROCEEDINGS AND RELATED EVENTS

On April 7, 2009 (the ‘‘Petition Date’’), Aventine and all of its direct and indirect subsidiaries (collectively, the ‘‘Debtors’’), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the ‘‘Bankruptcy Court’’). The Debtors filed their First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code on January 13, 2010 (as modified, the ‘‘Plan’’). The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 (the ‘‘Confirmation Order’’) and became effective on March 15, 2010 (the ‘‘Effective Date’’), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11 proceedings, generally does not change the manner in which financial statements are prepared while the company remains in Chapter 11 proceedings. However, ASC 852 does require that the financial statements for periods subsequent to the Petition Date and prior to the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations. The condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. ASC 852 became effective for Aventine on April 7, 2009, and Aventine segregated those items for all applicable reporting periods subsequent to such date through the Effective Date.

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

The consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. As a result of the application of fresh start accounting, the Company’s consolidated financial statements prior to and including February 28, 2010 represent the operations of its pre-reorganization predecessor company and are presented separately from the consolidated financial statements of its post-reorganization successor company.

The term “Predecessor” refers only to the Company and its subsidiaries prior to the Effective Date, and the term “Successor” refers only to the Company and its subsidiaries subsequent to the Effective Date. Unless the context indicates otherwise, the terms “Aventine” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q to refer to both the Predecessor and Successor Company.

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date (the “Convenience Date”) proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values, because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the condensed consolidated balance sheet at February 28, 2010 and in the condensed consolidated statement of operations for the two months ended February 28, 2010.  The Company’s condensed consolidated statement of operations for the one month ended March 1, 2010 reflects the results of successor operations.

The Company’s adoption of fresh start accounting resulted in the Company becoming a new entity as of the Effective Date, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. The condensed consolidated financial statements on or after March 1, 2010 are not comparable to the condensed consolidated financial statements prior to that date. The condensed consolidated financial statements for the periods ended prior to February 28, 2010 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

A full discussion of the determination of the value assigned to the equity of the emerging company as of the Effective Date, the balance sheet reorganization adjustments, the impact of the Plan and the adoption of fresh start accounting is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

3.                            NET LOSS PER SHARE

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

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Stock options	73	32	2,585
Restricted stock units	126	112	—
Totals	199	144	2,585

The Company used the two-class method to compute basic and diluted loss per share for all periods presented. The reconciliation of the net loss, net loss attributable to common shareholders and the weighted average number of share and share equivalents used in the computations of basic and diluted loss per share for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 are as follows:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands, except per share amounts)
Net loss attributable to common shareholders	$(19,261)	$(7,100)	$(266,293)
Weighted average shares and share equivalents outstanding:
Basic and diluted shares	8,593	8,662	43,401
Loss per common share — basic and diluted	$(2.24)	$(0.82)	$(6.14)

For the three months ended March 31, 2011 and one month ended March 31, 2010, 1.1 million shares and 1.9 million shares, respectively, contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share.

4.                            FAIR VALUE MEASUREMENTS

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Fair Value Hierarchy on a Recurring Basis

The following tables summarize the valuation of the Company’s financial instruments which are carried at fair value as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011
	Fair Value	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$10,831	$10,831	$—	$—
Derivative contracts	$203	$203	$—	$—
Renewable Identification Numbers	$111	$111	$—	$—

	Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$34,533	$34,533	$—	$—
Derivative contracts	$1,081	$1,081	$—	$—
Renewable Identification Numbers	$138	$138	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at March 31, 2011 and December 31, 2010.

Realized and unrealized gains (losses)

The Company recorded net gains of $890 thousand, $176 thousand and $0, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 related to the change in the fair value of its derivative transactions.  Such gains were recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations.

At March 31, 2011 and December 31, 2010, the Company had short-term investments in Renewable Identification Numbers (“RINs”), which were held for investment purposes.  In order to monitor the mandated increase in renewable energy production, the Environmental Protection Agency (the “EPA”) requires each gallon of renewable fuel produced to have a unique serial number, a RIN, attached to it. Petroleum refiners then turn these RINs in to the EPA each year to prove that the petroleum refiners have blended the required amount of renewable fuel into their gasoline.  For the three months ended March 31, 2011, the Company recorded net realized losses on RINs held for trading purposes of $27 thousand, which were recorded in “Other non-operating expense” on the Company’s condensed consolidated statement of operations.  There were no gains or losses on RINs during the one month ended March 31, 2010 and two months ended February 28, 2010.

Financial instruments not reported at fair value

The carrying value of other financial instruments, including restricted cash, accounts receivable and accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The term loan is at a variable rate and therefore the carrying value approximates the fair value.  The fair value of the Company’s $105 million principal amount of 13% senior secured notes due 2015 (the “Notes”) approximated fair value at December 31, 2010 based on notification of redemption on December 22, 2010. The Notes were redeemed on January 21, 2011 at 105% of their carrying value, including a prepayment penalty.

5.                            INVENTORY

Inventories primarily consist of agricultural and energy-related commodities, including corn, ethanol, and coal, and were as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Finished products	$34,024	$27,984
Work-in-process	7,411	6,008
Raw materials	9,764	10,187
Total	$51,199	$44,179

6.                            DERIVATIVE INSTRUMENTS AND HEDGING

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

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material it uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to its customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.  From time to time, the Company may have firm-price purchase commitments with some of its corn suppliers under which the Company agrees to buy corn at a price set in advance of the actual delivery of that corn.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  The Company accounts for these transactions as normal purchases under ASC 815, Derivatives and Hedging (“ASC 815”), and accordingly, it does not mark these transactions to market.

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

Derivative instruments not designated as hedging instruments under ASC 815 at March 31, 2011 and December 31, 2010:

		March 31,	December 31,
Type	Balance Sheet Classification	2011	2010
		(In thousands)
Corn future positions	Other current assets	$203	$1,081

The realized and unrealized effect on the Company’s condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 were as follows:

		Successor		Predecessor
		Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
Future Positions	Classifications	2011	2010	2010
		(In thousands)
Corn	Gain on derivative transactions	$970	$176	$—
Ethanol	Loss on derivative transactions	$(80)	$—	$—
Gain on derivative transactions, net		$890	$176	$—

7.                            SHORT-TERM BORROWINGS

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

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility is collateralized by a $5.0 million restricted cash account less amounts used to collateralize outstanding, undrawn letters of credit.  The Company cannot count the $5.0 million restricted cash account in its borrowing base.  At March 31, 2011, the amount of restricted cash collateralizing the Revolving Facility was $1.3 million.

At March 31, 2011, the Company had $13.9 million in letters of credit outstanding, which were collateralized by $13.9 million in a restricted cash account.  Availability under the Revolving Facility was $14.1 million at March 31, 2011.

8.                            LONG-TERM DEBT

The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,
	2011	2010
	(In thousands)
Senior secured term loan credit agreement due December 2015 (net of discount of $7,660 and $8,000, respectively, in 2011 and 2010)	$191,840	$192,043
Senior secured 13% notes due March 2015 (including unamortized premium of $689 at December 31, 2010)	—	155,689
Other	218	226
	$192,058	$347,958
Less: current maturities of long-term debt	(2,030)	(156,118)
Total long-term debt, net	$190,028	$191,840

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

Also on December 22, 2010, the Company gave notice of redemption pursuant to the indenture dated as of the Effective Date among the Company, each of the Company’s direct and indirect wholly-owned subsidiaries, as guarantors, and Wilmington Trust FSB, as trustee and collateral agent, providing that it would redeem all $155.0 million aggregate principal amount of Notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Concurrently with the closing of the Term Loan Agreement, the Company irrevocably deposited in trust with the trustee for the Notes, $164.8 million of the proceeds from the Term Loan Facility, funds sufficient to pay the redemption price for all $155.0 million aggregate principal amount of the Notes. Accordingly, the Notes and the restricted cash for payment of the Notes were included in current liabilities and current assets, respectively, in the condensed consolidated balance sheet at December 31, 2010. The Company redeemed such Notes on January 21, 2011.  In connection with the redemption, the Company paid $164.8 million, of which $155.0 million related to the principal amount of the Notes, $7.8 million related to a prepayment penalty on the Notes and $2.0 million related to interest on the Notes.

On April 7, 2011, the Company entered into an incremental amendment (the “Incremental Amendment”) with Citibank, N.A., as administrative agent for the lenders under the Term Loan Agreement, and Macquarie Bank Limited, as lender (“Macquarie”), to the Company’s Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees, to the Company.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  The Company continues to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

9.                          INTEREST EXPENSE

The following table summarizes interest expense:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Term Loan Facility	$5,250	$—	$—
Senior secured notes	1,119	645
Revolving credit facility	—	—	600
Debtor-in-possession debt facility	—	—	502
Amortization of original issue discount and deferred debt issuance costs	596	—	313
Other	280	69	7
Capitalized interest	(1,923)	—	—
Interest expense, net	$5,322	$714	$1,422

During the three months ended March 31, 2011, the Company recorded $1.9 million of capitalized interest related to its capacity expansion projects.

10.                     COMMITMENTS AND CONTINGENCIES

Environmental Remediation and Contingencies

The Company is subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of the Company’s employees.  These laws, regulations, and permits require the Company to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require the Company to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures. As such, the Company has not accrued any amounts for environmental matters as of March 31, 2011.

Federal and state environmental authorities have been investigating alleged excess volatile organic compounds emissions and other air emissions from many U.S. ethanol plants, including the Company’s Illinois facilities. The investigation relating to the Illinois wet mill facility is still pending, and the Company could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility. If authorities require such controls to be installed, the Company anticipates that costs would be approximately $6.5 million, which would be considerably higher than the approximately $3.4 million incurred in connection with a similar matter at the Nebraska facility due to the larger size of the Illinois wet mill facility. The Company has not yet established reserves for possible costs it may incur in connection with the Illinois facility investigation. In addition, if the authorities determine the Company’s emissions were in violation of applicable law, it would likely be required to pay fines. With respect to the investigation of its Nebraska facility, the Company was required to pay a fine of $40,000. Due to the larger capacity of the Illinois facilities, the fine could possibly be larger. However, at this time, the Company is unable to reasonably estimate the amount of loss or range of reasonably possible loss.

The Company has made, and expects to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the EPA National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for industrial, commercial and institutional boilers and process heaters. This NESHAP was issued in 2004 but subsequently vacated in 2007. The vacated version of the rule required the Company to implement maximum achievable control technology at its Illinois wet mill facility to reduce hazardous air pollutant emissions from its boilers. The EPA is currently rewriting the NESHAP, which is expected to be more stringent than the vacated version. In the absence of a final NESHAP for industrial, commercial and institutional boilers and process heaters, the Company is working with state authorities to determine what technology will be required at its Illinois wet mill facility and when such technology must be installed. The Company currently cannot estimate the amount that will be needed to comply with any future federal or state technology requirement regarding air emissions from its boilers.

Litigation Matters

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as ‘‘JP Morgan’’) in the Tenth Judicial Circuit in Tazewell County, Illinois. The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan. This state court litigation is currently under a stay by the Circuit Court, which has prevented further prosecution of this dispute in that forum and the Company is evaluating how to proceed with its claims. At this time, the Company is unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 7, 2009, Aventine Renewable Energy Holdings, Inc. and the Debtors filed voluntary petitions with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code. Since March 15, 2010, certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties. At this time, the Company is unable to determine the impact such litigation will have on its business, operating results, financial condition and cash flows.

On April 19, 2011, the Company was notified of the EPA’s intent to file an administrative complaint against Aventine Renewable Energy, Inc. for a release which occurred in March 2008.  The EPA noted that they would be seeking a penalty of approximately $193 thousand.  The Company has responded stating that its position is that such claims are barred by the bankruptcy proceedings.  At this time, the Company is unable to determine the impact such litigation will have on its business, operating results, financial condition and cash flows.

From time to time, the Company is involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to the Company’s facilities and operations. The Company is not involved in any legal proceedings, other than those described herein, that it believes could have a material adverse effect upon the Company’s business, operating results, financial condition and cash flows.

11.                     RETIREMENT AND PENSION PLANS

The Company has a defined benefit pension plan (the “Retirement Plan”) that is noncontributory, and covers unionized employees at its Pekin, Illinois facility who fulfill minimum age and service requirements.  Benefits are based on a prescribed formula based upon the employee’s years of service.  On October 29, 2010, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industry and Service Workers International Union, Local 7-662 (the “Union”) ratified a new collective bargaining agreement with the Company for its hourly production workers in Pekin, Illinois.  This new agreement was effective November 1, 2010.  The agreement states that, among other things, employees hired after November 1, 2010 will not be eligible to participate in the Retirement Plan.  The Company uses a December 31 measurement date for its Retirement Plan.

A summary of the components of net periodic pension cost for the Retirement Plan is as follows:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Service cost	$95	$28	$56
Interest cost	138	45	87
Expected return on plan assets	(202)	(58)	(115)
Amortization of net actuarial loss	—	—	14
Amortization of prior service cost	—	—	7
Net periodic pension cost	$31	$15	$49

12.                     POSTRETIREMENT BENEFIT OBLIGATION

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

A summary of the components of net periodic postretirement cost for the Postretirement Plan is as follows:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Service cost	$18	$5	$12
Interest cost	30	10	20
Amortization of net actuarial loss	—	—	(4)
Net periodic postretirement cost	$48	$15	$28

13.                     INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 consists of the following:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Current expense (benefit)	$188	$—	$(626)
Deferred expense (benefit)	—	—	—
Interest income (expense)	—	—	—
Total income tax expense (benefit)	$188	$—	$(626)

The difference between the tax rate accrued and the statutory rate is principally due to the impact of state taxes (net of federal benefit), increases in valuation allowances, and other permanent differences between book and tax.

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

In connection with the consummation of the Plan in 2010, the Company generated an “ownership change” as defined in Section 382 of the Internal Revenue Code, which limits the Company’s ability to utilize certain carryover tax attributes. The Company’s net unrealized built in losses may be limited by Section 382 which could potentially result in the significant acceleration of tax payments. The Company’s state net operating loss carryforwards are also subject to similar, but varying, restrictions on their future use.

As of March 31, 2011, the Company had $0.1 million of uncertain tax benefits.  All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At March 31, 2011, the Company’s liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.

14.                     STOCK-BASED COMPENSATION PLANS

Pre-tax stock-based compensation expense for the three months ended March 31, 2011 and one month ended March 31, 2010 was approximately $1.7 million and $1.7 million, respectively, which was charged to selling, general and administrative expense.   For the two months ended February 28, 2010, the Predecessor recognized $277 thousand of pre-tax stock-based compensation expense, of which $86 thousand was charged to cost of sales and $191 thousand was charged to selling, general and administrative expense.

15.                     SUBSEQUENT EVENTS

On April 27, 2011, the Company temporarily shut down its dry mill plant in Aurora, Nebraska to make some improvements to the fermentation process at the facility.  Aventine expects this work to be completed by the third week of May 2011.  After completing the improvements, Aventine will evaluate the margin environment to determine the timing of restarting operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate will occur in the future.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management.  When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements.  Statements relating to future sales, earnings, operating performance, restructuring strategies, plant expansions, capital expenditures and sources and uses of cash, for example, are forward-looking statements.

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010.   You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the Securities and Exchange Commission (the “SEC”).  These risks are not the only ones we face.   Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Recent Developments

On January 21, 2011, we redeemed our $155.0 million 13% senior secured notes due 2015 (the “Notes”) at a redemption price of 105% of the principal amount, plus accrued and unpaid interest.

On February 28, 2011, we amended our revolving credit facility (the “Revolving Facility”) with PNC Bank National Association (“PNC”), which increased our maximum loan amount from $20.0 million to $30.0 million.  The amendment requires us to provide cash as security for all outstanding and undrawn letters of credit but allows us to utilize the existing $5.0 million pledged to PNC as part of the cash required to secure our letters of credit.

On April 7, 2011, we entered into an incremental amendment (the “Incremental Amendment”) with Citibank, N.A., as administrative agent for the lenders under the Term Loan Agreement (as defined below), and Macquarie Bank Limited, as lender (“Macquarie”), to our senior secured term loan credit agreement, dated as of December 22, 2010 (the “Term Loan Agreement”).  Pursuant to the Incremental Amendment, Macquarie loaned us an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  We continue to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

On April 27, 2011, we temporarily shut down our dry mill plant in Aurora, Nebraska to make some improvements to the fermentation process at the facility.  We expect this work to be completed by the third week of May 2011.  After completing the improvements, we will evaluate the margin environment to determine the timing of restarting operations.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Commodity Pricing

Our operations are highly dependent on commodity prices, especially prices for ethanol, corn and natural gas.

Ethanol. During the first quarter of 2011, ethanol prices continued to rise.  The price of a gallon of ethanol per the OPIS indices increased from $2.39 per gallon on January 3, 2011 to $2.61 per gallon on March 31, 2011.  At March 31, 2011, we had contracts for delivery of ethanol totaling 33.9 million gallons through September 30, 2011, of which 7.9 million gallons were based on fixed-price contracts and 26.0 million were at spot prices using Platts and OPIS indices.

Corn. During the first quarter of 2011, corn prices averaged approximately $6.70 per bushel compared to an average price of $3.70 per bushel during the first quarter of 2010, an increase of approximately 81%.  We continue to believe that corn prices are likely to remain above historical levels for the foreseeable future.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply. As we do this, we have in the past often shorted a like amount of Chicago Board of Trade (“CBOT”) corn futures with similar dates to lock in the basis differential. We have also occasionally used CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases. Exchange traded forward contracts for commodities are marked to market each period. Our forward physical purchases of corn are not marked to market.  At March 31, 2011, we had fixed the price of 4.5 million bushels of corn through December 31, 2011 and we had future contracts to purchase 245 thousand bushels of corn.

Natural Gas. Natural gas is an important input in our ethanol and co-product production process. We use natural gas primarily to dry distillers grains for storage and transportation over longer distances. This allows us to market distillers grains to broader livestock markets in the U.S. The price fluctuation in natural gas prices over the first three months of 2011, based on the New York Mercantile Exchange daily futures data, has ranged from a high of $4.74 per MMBtu at the end of January to a low of $3.78 per MMBtu at the beginning of March.  Our current natural gas usage is approximately 472,000 MMBtu’s per month.

Financial Statement Overview

The following general factors should be considered in analyzing our results of operations:

Fresh Start Accounting

We emerged from bankruptcy on March 15, 2010 (the “Effective Date”). In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), we adopted fresh start accounting and adjusted the historical carrying value of our assets and liabilities to their respective fair values at the Effective Date. Simultaneously, we determined the fair value of our equity at the Effective Date. We selected an accounting convenience date proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values (the “Convenience Date”) because the activity between the Effective Date and the Convenience Date did not result in a material difference in the results. We selected a Convenience Date of February 28, 2010. As a result, we recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques.

In implementing fresh start accounting, we re-measured our asset values and stated all liabilities, other than deferred taxes, at fair value or at present values of the amounts to be paid using appropriate market interest rates. Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management to be representative of our business and industry. Information regarding the determination of the reorganization value and application of fresh start accounting is included in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, under fresh start accounting, accumulated deficit and accumulated other comprehensive income were eliminated.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to our condensed consolidated financial statements contained herein and the consolidated financial statements and related notes for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K.

Overview

For the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010, we generated net losses of $19.3 million, $7.1 million and $266.3 million, respectively. The loss in the three months ended March 31, 2011 is primarily due to increased corn costs, as well as a $9.4 million loss incurred on the early extinguishment of the Notes.  The loss in the one month ended March 31, 2010 is primarily attributable to selling, general and administrative (“SG&A”) expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy (see SG&A expenses discussion below). The loss in the two months ended February 28, 2010 is primarily attributable to adjustments of $387.7 million required to report assets and liabilities at fair value under fresh start accounting and $20.3 million of reorganization items resulting from our Chapter 11 bankruptcy filing, which were offset by a gain due to plan effects of $136.6 million.

Total gallons of ethanol marketed and distributed were as follows:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In millions)
Equity production	61.8	16.1	32.0
Purchase/resale	0.7	0.2	0.2
(Increase) decrease in inventory	1.1	1.3	(0.7)
Total gallons	63.6	17.6	31.5

The increase in equity production of 13.7 million gallons for the three months ended March 31, 2011 compared to the same period in 2010 is primarily the result of the start-up of the Mt. Vernon facility in late

2010.  The increase in gallons marketed and distributed of 14.5 million is primarily attributable to the start-up our Mt. Vernon facility, as well as a slight increase in ethanol purchased for resale.  We purchased 725 thousand gallons for resale in the first quarter of 2011 compared to 210 thousand gallons in the one month ended March 31, 2010 and 210 thousand gallons in the two months ended February 28, 2010.

The Three Months Ended March 31, 2011 compared with the One Month Ended March 31, 2010 and Two Months Ended February 28, 2010

On March 15, 2010, we emerged from bankruptcy and implemented fresh start accounting in accordance with ASC 852 using a Convenience Date of February 28, 2010. Therefore, the condensed consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. As a result of the application of fresh start accounting, our condensed consolidated financial statements prior to and including February 28, 2010 represent the operations of our pre-reorganization predecessor company and are presented separately from the condensed consolidated financial statements of our post-organization successor company.

	Successor		Predecessor
	Three Months Ended	One Month Ended	Two Months Ended
	March 31, 2011	March 31, 2010	February 28, 2010
	(In millions)
Net sales	$198.1	$37.0	$77.7
Cost of goods sold	(192.7)	(37.3)	(66.7)
Gross profit	5.4	(0.3)	11.0

Selling, general and administrative expenses	(9.4)	(5.2)	(4.6)
Other operating expense	(1.2)	(1.1)	(0.5)
Operating income (loss)	(5.2)	(6.6)	5.9
Other income (expense):
Interest expense	(5.4)	(0.7)	(1.4)
Loss on early retirement of debt	(9.4)	—	—
Gain on derivative transactions	0.9	0.2	—
Reorganization items	—	—	(20.3)
Gain due to plan effects	—	—	136.6
Loss due to fresh start accounting adjustments	—	—	(387.7)
Income tax benefit (expense)	(0.2)	—	0.6
Net loss	$(19.3)	$(7.1)	$(266.3)

Net sales were generated from the following products:

	Successor		Predecessor
	Three Months Ended March 31,	One Month Ended March 31,	Two Months Ended February 28,
	2011	2010	2010
	(In millions)
Ethanol	$151.1	$29.2	$60.1
By-Products	47.0	7.8	17.6
Total	$198.1	$37.0	$77.7

The overall increase in net sales from the one month ended March 31, 2010 and two months ended February 28, 2010 to the three months ended March 31, 2011 is primarily the result of increased production and increased sales, as well as an increase in the sales price per gallon of ethanol.  During the first quarter of

2011, we produced 61.8 million gallons of ethanol compared to 16.1 million gallons and 32.0 million gallons of ethanol, respectively, during the one month ended March 31, 2010 and two months ended February 28, 2010.  We marketed and sold 63.6 million gallons of ethanol during the three months ended March 31, 2011 for an average sales price of $2.38 per gallon compared to 17.6 million gallons at an average sales price of $1.66 per gallon during the one month ended March 31, 2010 and 31.5 million gallons at an average sales price of $1.91 per gallon during the two months ended February 28, 2010.

The increase in by-product revenues is primarily a result of an increase in the volume sold, as well as an increase in the price per ton.  We sold 290 thousand tons during the three months ended March 31, 2011 for an average price of $161.92 per ton compared to 89 thousand tons during the one month ended March 31, 2010 for an average price of $86.91 per ton and 154 thousand tons during the two months ended February 28, 2010 for an average price of $114.12 per ton. By-product revenues, as a percentage of corn costs, fell to 30.9% during the three months ended March 31, 2011 compared to 34.8% and 39.8%, respectively, during the one month ended March 31, 2010 and two months ended February 28, 2010.  Co-products produced by the dry mill process have less value historically than those produced by the wet mill process.  As a result of the addition of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products produced changed from 61% higher value wet mill products and 39% lower value dry mill products during the first quarter of 2010, to roughly 45% higher value wet mill products and 55% lower value dry mill products during the first quarter of 2011.

Cost of goods sold consists of production costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products and motor fuel taxes which have been billed to customers, which are discussed in detail below.

	Successor				Predecessor
	Three Months Ended		One Month Ended		Two Months Ended
	March 31, 2011	Percentage of Net sales	March 31, 2010	Percentage of Net sales	February 28, 2010	Percentage of Net sales

Cost of goods sold	$192.7	97.3%	$37.3	100.9%	$66.7	85.8%

The increase in cost of goods sold from the one month ended March 31, 2010 and two months ended February 28, 2010 compared to the three months ended March 31, 2011 is principally the result of higher volumes of ethanol produced during the first quarter of 2011, as well as an increase in corn costs. The increase in cost of goods sold as a percentage of net sales is principally the result of increased corn costs, freight costs and depreciation (discussed below).

Production costs include corn costs, conversion costs, and depreciation and amortization, which are discussed below.

Corn costs for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 were $151.9 million, $22.3 million, and $44.2 million, respectively.  The increase in corn costs is due to an increase in the number of bushels used in production, as well as an increase in the price per bushel.  We used 23.4 million bushels of corn in production during the first quarter of 2011 compared to 6.0 million bushels and 12.1 million bushels, respectively, used during the one month ended March 31, 2010 and two months ended February 28, 2010. Additionally, during the three months ended March 31, 2011, corn used in production was approximately $6.48 per bushel compared to $3.71 per bushel for the one month ended March 31, 2010 and $3.66 per bushel for the two months ended February 28, 2010.

Conversion costs for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 were as follows:

	Successor		Predecessor
	Three Months Ended	One Month Ended	Two Months Ended
	March 31, 2011	March 31, 2010	February 28, 2010
	(In millions)
Utilities	$14.5	$3.2	$7.6
Salary and benefits	5.9	1.7	3.3
Materials and supplies	6.9	1.7	3.2
Denaturant	3.2	0.7	1.4
Outside services	2.1	0.6	0.5
	$32.6	$8.2	$16.6

The increase in utilities, materials and supplies, and outside services is primarily attributable to the start-up of our Mt. Vernon facility during late 2010.  Conversion costs per gallon were $0.53 for the three months ended March 31, 2011, $0.52 for the one month ended March 31, 2010, and $0.52 for the two months ended February 28, 2010.

Depreciation and amortization expense for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 was $5.1 million, $0.9 million and $2.3 million, respectively.  Depreciation expense increased primarily as a result of the start-up of the Mt. Vernon facility.

Purchased ethanol is included in our cost of goods sold.  For the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010, we purchased 725 thousand gallons, 210 thousand gallons and 210 thousand gallons, respectively.  Purchased ethanol totaled $1.8 million, $0.4 million, and $0.4 million, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010.  The cost per gallon purchased was $2.44 during the three months ended March 31, 2011 compared to $1.88 during both the one month ended March 31, 2010 and two months ended February 28, 2010.  This increase is consistent with the overall increase in ethanol spot prices using OPIS indices to an average price of $2.42 per gallon during the first three months of 2011 from an average of $1.71 per gallon during the first three months of 2010.

During the three months ended March 31, 2011, changes in inventory resulted in a cost of goods sold reduction of $7.2 million compared to an expense of $3.9 million in the one month ended March 31, 2010 and a reduction in cost of goods sold of $0.2 million in the two months ended February 28, 2010.  The reduction in cost of goods sold for the three months ended March 31, 2011 was primarily the result of a change in both the volume and price of finished goods and work-in-process inventory.  The average inventory cost of ethanol was $2.35 per gallon at the end of the first quarter of 2011 compared to $1.84 per gallon at December 31, 2010.  Additionally, the average cost of dried distillers grains inventory was $224.13 per ton at March 31, 2011 compared to $180.31 per ton at December 31, 2010.

Freight and logistics costs for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 were $8.3 million, $1.6 million, and $3.4 million, respectively.  The increase is due to higher volumes shipped.  During the first quarter of 2011, we marketed and distributed approximately 63.6 million gallons of ethanol compared to 17.6 million gallons and 31.5 million gallons, respectively, during the one month ended March 31, 2010 and two months ended February 28, 2010.  On a per gallon basis, freight and logistics costs were $0.13 per gallon, $0.09 per gallon and $0.11 per gallon, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010. The increase in total dollars per gallon during the first quarter of 2011 compared to the one month ended March 31, 2010 and two months ended February 28, 2010 is the result of selling more by-products under contract to be delivered during 2011 compared to 2010, where we sold more by-products under contract to be picked up at our facilities.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was $0.68, $0.76 and $1.08, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010.  The industry-wide decrease in commodity spread was due to an increase in the average sales price per gallon of ethanol being less than the increase in the average corn cost per bushel, as well as a decrease in co-product revenue as a percentage of corn costs in each period as follows:

	Successor		Predecessor
	Three Months Ended	One Month Ended	Two Months Ended
	March 31,	March 31,	February 28,
	2011	2010	2010
Commodity spread	$0.68	$0.76	$1.08
Average sales price per gallon of ethanol	$2.38	$1.66	$1.91
Average sales price per bushel of corn	$6.48	$3.66	$3.71
Co-product revenue as a percentage of corn costs	30.9%	34.8%	39.8%

SG&A expenses were $9.4 million, $5.2 million, and $4.6 million, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010.  SG&A expenses in the three months ended March 31, 2011 were primarily comprised of $2.8 million of salary and benefits expense, $1.7 million of stock compensation expense, $1.7 million of outside services expenses, $0.5 million of depreciation expense, $0.5 million of expense related to materials and supplies and $2.2 million of other expenses.  SG&A expenses for the one month ended March 31, 2010 were primarily comprised of $1.6 million of salary and benefits expense, $1.7 million of stock compensation expense, $1.1 million of outside services expenses, and $0.8 million of other expenses. SG&A expenses in the two months ended February 28, 2010 were primarily comprised of $0.8 million of salary and benefits expense, $0.2 million of stock compensation expense, $1.7 million of outside services expenses, and $1.9 million of other expenses.

Interest expense for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010 was $5.3 million, $0.7 million, and $1.4 million, respectively.  Interest expense for the three months ended March 31, 2011 includes $5.3 million related to the aggregate principal amount $200.0 million term loan facility (the “Term Loan Facility”), $1.1 million related to the Notes, $0.2 million of other interest expense, and $0.6 million of amortization of deferred financing fees, reduced by capitalized interest of $1.9 million. Interest expense for the one month ended March 31, 2010 includes $0.6 million of interest expense related to the Notes and $0.1 million of other interest expense. Interest expense for the two months ended February 28, 2010 includes pre-petition amended secured revolving credit facility interest expense of $0.6 million, interest expense on our debtor-in-possession debt facility of $0.5 million, and $0.3 million of amortization of deferred financing fees.

Gain on derivative transactions, net for the three months ended March 31, 2011 includes $890 thousand of net realized and unrealized gains on corn and ethanol derivative contracts versus net realized and unrealized gains in the one month ended March 31, 2010 of $0.2 million. We recorded no realized or unrealized gains or losses on derivative contracts during the two months ended February 28, 2010. We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815, Derivatives and Hedging (“ASC 815”).

On January 21, 2011, we redeemed our $155.0 million Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest.  In connection with the redemption, we recognized a $9.4 million loss on the early extinguishment of debt.

During the two months ended February 28, 2010, we recognized reorganization expenses of $20.3 million, of which $9.6 million related to provision for rejected executory contracts and other accruals, $8.8 million related to professional fees directly related to reorganization and $1.9 million related to other expenses.

The loss due to fresh start accounting adjustments of $387.7 million in the two months ended February 28, 2010 consisted of adjustments required to report assets and liabilities upon emergence from bankruptcy at fair value.  See our discussion of fresh start accounting above.  Gain due to plan effects in the two months ended February 28, 2010 of $136.6 million related to implementation of our First Amended Joint Plan of Reorganization under Chapter 11 of Title 11 of the United States Code (as modified, the “Plan”) consisted of $193.5 million of liabilities subject to compromise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on our pre-petition notes, $1.6 million related to the write-off of predecessor prepaid directors and officer insurance, $5.3 million of successor-based professional fees awarded under the Plan, $42.6 million related to loss on shares granted in connection with the Notes and $1.6 million of other miscellaneous costs.

Our tax expense rate for the three months ended March 31, 2011 was 1.0% of pre-tax loss compared to a tax benefit rate for the one month ended March 31, 2010 and two months ended February 28, 2010 of 0.0% and 0.2%, respectively, of pre-tax loss.  At March 31, 2011 and December 31, 2010, the Company had recorded a valuation allowance of $207.2 million and $191.7 million, respectively, on its deferred tax assets to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

	March 31, 2011	December 31, 2010
	(In millions, except current ratio)
Cash and cash equivalents	$10.8	$34.5
Net working capital	$52.6	$74.5
Total debt (1)	$192.1	$348.0
Current ratio	2.46	1.38

(1)       Concurrent with the closing of our Term Loan Agreement in December 2010, we irrevocably deposited in trust with the trustee for the Notes, $164.8 million of the proceeds from the Term Loan Facility, funds sufficient to pay the redemption price for all $155.0 million aggregate principal amount of the Notes. We redeemed such Notes on January 21, 2011.

At emergence from bankruptcy on March 15, 2010, we obtained approximately $98.0 million of proceeds through the issuance of $105.0 million principal amount of the Notes and 1,710,000 shares of common stock.  In addition, on August 19, 2010, the Company issued and sold an additional $50 million in aggregate principal amount of Notes, resulting in gross proceeds of approximately $51 million (excluding accrued interest on the Notes through the issue date).  Such Notes were redeemed on January 21, 2011 at a redemption price of 105% of the principal amount of $155.0 million, plus accrued and unpaid interest.

On December 22, 2010, we entered into the Term Loan Agreement with Citibank, N.A., as administrative agent and as collateral agent, the lenders party thereto, Citigroup Global Markets Inc. and Jefferies Finance LLC, as joint lead arrangers and joint book-runners, and Citibank, N.A. and Jefferies Finance LLC, as co-syndication agents.  Under the Term Loan Agreement, the lenders provided to us an aggregate principal amount $200 million Term Loan Facility.  The Term Loan Facility was issued net of original issue discount of $8.0 million.

On April 7, 2011, we entered into the Incremental Amendment with Citibank, N.A., as administrative agent for the lenders under the Term Loan Agreement, and Macquarie, as lender, to the Company’s Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned to us an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.  The loan under the

Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  We continue to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

As of March 31, 2011, approximately 5.7 million of the 6.8 million new common equity shares reserved for distribution to general, unsecured claimholders under the Plan have been distributed.  We generally expect to distribute shares in quarterly distributions on March 31, June 30, September 30, and December 31 of each year, or as soon thereafter as reasonably practicable, until all remaining shares have been distributed. However, because our ability to distribute shares held in reserve depends on resolving outstanding claims currently in dispute, it is difficult to predict the amount of each quarterly distribution, if any, or when all the remaining shares will be distributed.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. If our future cash flow is insufficient to meet our debt obligations and commitments, we may be required to undertake alternative financing plans, such as: (i) refinancing or restructuring our debt, (ii) selling assets, (iii) reducing or delaying capital investments, or (iv) seeking to raise additional capital. There can be no assurance, however, that undertaking alternative financing plans would allow us to meet our debt obligations. Our inability to meet our debt obligations and commitments could lead to an event of default under either the Term Loan Agreement or the Revolving Credit and Security Agreement between the Company and its subsidiaries, as borrowers, and PNC, as lender and agent, dated March 15, 2010 (the “Revolving Credit Agreement”). If an event of default occurs under the Term Loan Agreement, then the Term Loan Facility may become immediately due and payable and the holders could accelerate repayment of the obligations under the Term Loan Facility or foreclose on the collateral granted to them. If an event of default occurs under the Revolving Credit Agreement, then the lenders may terminate their commitments under our Revolving Facility, accelerate repayment of the obligations under the Revolving Facility, or foreclose on the collateral granted to them. In addition, an event of default under either the Term Loan Agreement or the Revolving Credit Agreement may lead to an event of default under the Revolving Credit Agreement or the Term Loan Agreement, respectively, under certain circumstances.

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

Cash and cash equivalents. Cash and cash equivalents decreased by $23.7 million during the three months ended March 31, 2011.  Cash and cash equivalents at March 31, 2011 and December 31, 2010 were $10.8 million and $34.5 million, respectively.

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

Total liquidity at March 31, 2011 was $24.9 million, comprised of $10.8 million in cash and cash equivalents and $14.1 million availability under the Revolving Facility. As of March 31, 2011, there were no amounts drawn against the Revolving Facility, and there were $13.9 million of outstanding letters of credit issued against the Revolving Facility. The Revolving Facility and the $13.9 million outstanding letters of credit were collateralized by $15.2 million in a restricted cash account.

On December 22, 2010, we entered into the Term Loan Agreement. Under the Term Loan Agreement, the lenders provided us an aggregate principal amount $200.0 million Term Loan Facility. The proceeds of loans under the Term Loan Agreement of $192.0 million, net of $8.0 million of original issuance discount, were or will be, as the case may be, used (1) to redeem the Notes in the aggregate principal amount of $155.0 million at a redemption price of 105% of the principal amount, plus accrued and unpaid interest, (2) to pay related transaction costs, fees and expenses of $5.6 million, and (3) for general corporate purposes.

On April 7, 2011, we entered into the Incremental Amendment with Citibank, N.A. and Macquarie to the Term Loan Agreement, pursuant to which Macquarie loaned us an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.

Cash provided by operations. Net cash used in operations was $17.8 million, $3.7 million and $11.7 million, respectively, for the three months ended March 31, 2011, one month ended March 31, 2010 and two months ended February 28, 2010. Cash used in operations during 2011 was primarily due to the start-up of our Mt. Vernon facility. Cash used in operations in 2010 was negatively impacted by significant operating losses incurred in the first quarter of 2010 and payments of secured and priority claims as we emerged from bankruptcy.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations and capital expenditures.

Payments related to our debt and liquidity facility. During the three months ended March 31, 2011, we used $0.5 million of cash to make required repayments of borrowings on our Term Loan Facility.  During the two months ended February 28, 2010, we used $42.8 million of cash to make required repayments of borrowings on our Revolving Facility with JPMorgan Chase and our debtor-in-possession debt facility.

Working capital. Our net working capital position decreased by $21.9 million to $52.6 million at March 31, 2011 from $74.5 million at December 31, 2010.  Current assets decreased by $181.7 million to $88.5 million at March 31, 2011 from $270.2 million at December 31, 2010 primarily related to $164.8 of restricted cash at December 31, 2010, which was used in January 2011 to redeem the Company’s  Notes.  Current liabilities decreased by $159.7 million to $36.0 million at March 31, 2011 from $195.7 million at December 31, 2010 primarily related to the Company’s $155.0 million Notes, which were redeemed in January 2011.

Capital expenditures. During the three months ended March 31, 2011, the one month ended March 31, 2010 and the two months ended February 28, 2010, we spent approximately $7.9 million, $0.4 million and $2.1 million, respectively, on capital projects. Of the $7.9 million spent during the first quarter of 2011, $4.0 million was spent on our capacity expansion project in Aurora, Nebraska and $2.7 million was spent on our capacity expansion project in Mt. Vernon, Indiana.  Of the $2.5 million spent during the first quarter of 2010, $0.5 million was spent on maintenance and environmental projects, while $2.0 million was spent on our suspended capacity expansion projects.

We expect the Aurora West facility and the Canton facility to become operational in 2011, subject to weather conditions, commodity prices, and the availability of working capital.  See “Liquidity Outlook” below.  We expect to incur approximately $5.1 million of capital expenditures in 2011 to make the Canton facility operational. As of March 31, 2011, no steps have been taken toward making the Canton facility operational. However, we do expect to make several improvements including mash fermentation improvements to include a dual train mash heat exchanger allowing for a clean in process approach to reduce infections and improve yields, boiler house improvements including replacement of the coal feeder screw system to improve the flow of coal into the gasifier and boiler maintenance. We expect to expend the capital necessary to achieve these updates and bring the Canton facility to operational status during 2011. We expect to fund the remaining capital expenditures from cash and cash equivalents on hand as well as cash provided by operations. However, as noted above and in “Liquidity Outlook” below, prevailing market conditions and other factors may require us to defer capital expenditures, delay the start-up of our facilities or seek sources of capital, which may not be available on terms acceptable to us, or at all.

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

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. At March 31, 2011, we had $10.8 million of cash and cash equivalents and $52.6 million in net working capital.  Additionally, at March 31, 2011, we had availability under the Revolving Facility of approximately $14.1 million. We depend on the Revolving Facility for future working capital needs. If there is an event of default by us under the Revolving Facility that continues beyond any applicable cure period, resulting in amounts outstanding becoming immediately due and payable, or if our qualifying inventory and accounts receivable decline such that our borrowing base is limited, we may not have sufficient funds available to repay such borrowings or we may be unable to borrow a sufficient amount to fund our operations.  In the event that cash flows and borrowings under the Revolving Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing.

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

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures. Under our Term Loan, we are required to maintain a minimum liquidity position of $15 million comprised of available cash and borrowing capacity under our Revolving Facility throughout 2011, and $25 million beginning in 2012.  Based on current commodity prices and market conditions, our liquidity forecast may indicate a need to defer start-up of our Aurora West facility and our Canton facility beyond 2011.  If we do not generate enough cash flow from operations to satisfy our principal uses of liquidity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or raising additional capital. However, under our Term Loan Agreement, we are required to maintain a debt to total capitalization ratio of less than 0.65. There is no assurance that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations.

Despite the risks identified associated with our liquidity and our forecasted operating cash flows, we believe that we have sufficient liquidity through our cash and cash equivalents, cash from operations and borrowing capacity under our Revolving Facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies, and capital expenditures.  We also believe that the additional avenues available to preserve liquidity in the event of an industry or economic downturn are adequate to allow us to continue operations.

Financing

Term Loan Agreement

On December 22, 2010, we entered into the Term Loan Agreement, under which the lenders provided us the aggregate principal amount $200 million Term Loan Facility.  Also on December 22, 2010, we gave notice of redemption pursuant to the indenture dated as of the Effective Date among the Company, each of the Company’s direct and indirect wholly-owned subsidiaries, as guarantors, and Wilmington Trust FSB, as trustee and collateral agent, providing that it would redeem all $155.0 million aggregate principal amount of Notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Concurrently with the closing of the Term Loan Agreement, the Company irrevocably deposited in trust with the trustee for the Notes, $164.8 million of the proceeds from the Term Loan Facility, funds sufficient to pay the redemption price for all $155.0 million aggregate principal amount of the Notes. The Company redeemed such Notes on January 21, 2011.  In connection with the redemption, the Company paid $164.8 million, of which $155.0 million related to the principal amount of the Notes, $7.8 million related to a prepayment penalty on the Notes and $2.0 million related to interest on the Notes.  Accordingly, the Notes and the restricted cash for payment of the Notes were included in current liabilities and current assets, respectively, in the condensed consolidated balance sheet at December 31, 2010.

On April 7, 2011, we entered into the Incremental Amendment with Citibank, N.A. and Macquarie to our Term Loan Agreement, pursuant to which Macquarie loaned the Company an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.

Revolving Facility

Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Credit Agreement with PNC, providing for a $20 million Revolving Facility.  On February 28, 2011, the Company amended the Revolving Facility which increased the maximum loan amount to $30.0 million.  The amendment requires the Company to provide cash as security for all outstanding and undrawn letters of credit but allows the Company to utilize the existing $5.0 million pledged to PNC as part of the cash required to secure the letters of credit.

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility is collateralized by a $5.0 million restricted cash account less amounts used to collateralize outstanding, undrawn letters of credit.  The Company cannot count the $5.0 million restricted cash account in its borrowing base.  At March 31, 2011, the amount of restricted cash collateralizing the Revolving Facility was $1.3 million.

At March 31, 2011, the Company had $13.9 million in letters of credit outstanding, which were collateralized by $13.9 million in a restricted cash account.  Availability under the Revolving Facility was $14.1 million at March 31, 2011.

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

For more information about our environmental compliance and actual and potential environmental liabilities, see “Business — Environmental and Regulatory Matters’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply. Our weighted-average gross corn cost for the first quarter of 2011 was approximately 80% higher than the first quarter of 2010.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us. Under these arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At March 31, 2011, we had firm-price purchase commitments to purchase approximately 4.3 million bushels of corn at an average fixed price of $6.79 per bushel for delivery through December 2011.  At December 31, 2010, we had firm-price purchase commitments to purchase approximately 3.0 million bushels of corn at an average fixed price of $5.62 per bushel for delivery through December 2011.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, did not mark these transactions to market.

From time to time, we enter into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At March 31, 2011, we had 249 long May corn futures contracts at an average price of $6.87 per bushel and 200 short December corn futures contracts at an average price of $6.11 per bushel. At December 31, 2010, we had 765 long March corn futures contracts at an average price of $6.01 per bushel.

We are also subject to market risk with respect to ethanol pricing. Our ethanol sales are priced using contracts that can either be based upon a fixed price; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment. We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts. At March 31, 2011, we had fixed-priced contracts to sell 7.9 million gallons of ethanol at an average price of $2.49 per gallon.  At December 31, 2010, we had fixed-priced contracts to sell 11.7 million gallons of ethanol at an average price of $2.31 per gallon.  These sale transactions would not be marked to market as they qualify for the normal sales exemption under ASC 815.

From time to time, we also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount. At March 31, 2011, we had sold 26.0 million gallons of ethanol at index prices using Platt and OPIS indices. At December 31, 2010, we had sold 17.6 million gallons of ethanol at index prices using Platt and OPIS indices. When we have these arrangements, we assume the risk of a price decrease in the market price of gasoline. In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date. We account for these transactions under ASC 815. These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations.  The fair value of these derivative liabilities is recognized in other current assets or current liabilities in the condensed consolidated balance sheets, net of any cash paid to brokers.

From time to time, we enter into commodity futures contracts in connection with the sale of ethanol. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At March 31, 2011, we had future contracts to sell 252,000 gallons of ethanol at $2.50 per gallon.  We did not have any futures contracts to sell ethanol at December 31, 2010.

We may also be subject to market risk with respect to our supply of natural gas which is consumed during the production of ethanol and its co-products and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions, overall economic conditions and foreign and domestic governmental regulation.  At March 31, 2011, we had purchased forward 118,200 MMBtu’s of natural gas at an average fixed price of $4.11 per MMBtu through the end of 2011. At December 31, 2010, we had purchased forward 477,300 MMBtu’s of natural gas at an average fixed price of $4.30 per MMBtu through the first quarter of 2011. We have elected to account for these transactions as normal purchases under ASC 815 and, accordingly, have not marked these transactions to market.

We prepared a sensitivity analysis to estimate our exposure to market risk of our daily net commodity position. Our daily net commodity position consists of merchandisable agricultural commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. Based on the analysis performed, our highest position at March 31, 2011 had a fair value of $31.0 million, which would result in a $3.1 million market risk.  Our lowest position at March 31, 2011 had a fair value of $7.5 million, which would result in a $0.75 million market risk.  Our average position at March 31, 2011 was approximately $20.2 million, for an average market risk of $2.2.

Interest Rate Risk

The primary market risk associated with the Term Loan Agreement is sensitivity to changes in the interest rate. Borrowings under the Term Loan Agreement will bear interest at (i) LIBOR (2% floor) plus 8.5% per annum or (ii) the alternate base rate plus 7.5% per annum.  See “Financing —Term Loan Agreement” above for more details.  The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. We performed a sensitivity analysis that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of March 31, 2011, a hypothetical 100 basis point change in interest rates would not impact our interest expense because the adjusted LIBOR rate as of March 31, 2011 was 0.30% compared to our minimum Term Loan Facility adjusted LIBOR rate of 2.00% per annum according to the Term Loan Agreement.

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

PART II.    OTHER INFORMATION

Item 1.            Legal Proceedings

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (collectively “JPMorgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois.  The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JPMorgan.  This state court litigation is currently under a stay by the Circuit Court, which has prevented further prosecution of this dispute in that forum and the Company is evaluating how to proceed with its claims. At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively “the Debtors”), filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”). On January 13, 2010, the Debtors filed the Plan. The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code. Since the Effective Date certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties. At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 19, 2011, the Company was notified of the EPA’s intent to file an administrative complaint against Aventine Renewable Energy, Inc. for a release which occurred in March 2008. The EPA noted that they would be seeking a penalty of approximately $193 thousand. The Company has responded stating that its position is that such claims are barred by the bankruptcy proceedings. At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings, other than those described herein, that we believe could have a material adverse effect upon our business, operating results, financial condition and cash flows.

Item 1A.         Risk Factors

None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Removed and Reserved

Item 5.            Other Information

None.

Item 6.                              Exhibits

Exhibit Number	Description
10.1	Commitment Letter, effective as of March 25, 2011, between Aventine Renewable Energy Holdings, Inc. and Macquarie Capital (USA) Inc.
10.2

Incremental Amendment to the Senior Secured Term Loan Credit Agreement, dated as of April 7, 2011, by and among Aventine Renewable Energy Holdings, Inc., Citibank, N.A., as administrative agent for the lenders under the Senior Secured Term Loan Credit Agreement, and Macquarie Bank Limited, as lender.

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 10, 2011	By:	/s/ John Castle
	Name:	John Castle
	Title:	Chief Financial Officer