Form 10-Q
period 2011-06-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2011-08-09
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  YES ☒  NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of July 29, 2011
Common Stock, $0.001 Par Value	7,489,666 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) — Three months ended June 30, 2011 and 2010 (Successor), six months ended June 30, 2011 (Successor), four months ended June 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-1
	Condensed Consolidated Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) — Three months ended June 30, 2011 and 2010 (Successor), six months ended June 30, 2011 (Successor), four months ended June 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2011 (Successor), four months ended June 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-5
	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	20

	PART II

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor				Predecessor
	Three Months	Three Months	Six Months	Four Months	Two Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In thousands, except per share amounts)
Net sales	$213,019	$96,904	$411,123	$133,878	$77,675
Cost of goods sold	(219,483)	(95,401)	(412,219)	(132,700)	(66,686)
Gross profit (loss)	(6,464)	1,503	(1,096)	1,178	10,989
Selling, general and administrative expenses	(9,625)	(9,178)	(19,042)	(14,352)	(4,608)
Other expenses	(746)	(595)	(1,942)	(1,659)	(515)
Operating income (loss)	(16,835)	(8,270)	(22,080)	(14,833)	5,866
Interest income	22	14	43	15	—
Interest expense	(6,020)	(2,386)	(11,342)	(3,100)	(1,422)
(Loss) gain on derivative transactions, net	(1,214)	263	(324)	439	—
Loss on early retirement of debt	—	—	(9,399)	—	—
Other non-operating income (expense)	(52)	210	(70)	210	—
Income (loss) before reorganization items and income taxes	(24,099)	(10,169)	(43,172)	(17,269)	4,444
Reorganization items	—	—	—	—	(20,282)
Gain due to plan effects	—	—	—	—	136,574
Loss due to fresh start accounting adjustments	—	—	—	—	(387,655)
Loss before income taxes	(24,099)	(10,169)	(43,172)	(17,269)	(266,919)
Income tax benefit	217	910	29	910	626
Net loss	$(23,882)	$(9,259)	$(43,143)	$(16,359)	$(266,293)

Loss per common share — basic	$(2.71)	$(1.06)	$(4.95)	$(1.87)	$(6.14)
Basic weighted-average number of shares	8,820	8,585	8,723	8,581	43,401

Loss per common share — diluted	$(2.71)	$(1.06)	$(4.95)	$(1.87)	$(6.14)
Diluted weighted-average number of common and common equivalent shares	8,820	8,585	8,723	8,581	43,401

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	Successor
	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$24,623	$34,533
Restricted cash	—	164,765
Accounts receivable, net of allowance for doubtful accounts of $112 in 2011 and $75 in 2010	11,411	11,571
Inventories	42,631	44,179
Income taxes receivable	968	954
Prepaid expenses and other current assets	10,739	14,185
Total current assets	90,372	270,187

Property, plant and equipment, net	297,950	296,289
Restricted cash	15,240	16,211
Other assets	12,584	11,291
Total assets	$416,146	$593,978

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,281	$157,718
Current obligations under capital leases	278	789
Accounts payable	16,640	23,311
Accrued liabilities	2,998	4,906
Other current liabilities	11,664	10,589
Total current liabilities	33,861	197,313

Long-term debt	214,525	190,239
Deferred tax liabilities	2,026	2,026
Other long-term liabilities	2,644	2,742
Total liabilities	253,056	392,320

Stockholders’ equity:
Common stock, par value $0.001 per share (15,000,000 shares authorized; 7,489,666 shares outstanding, net of 28,771 shares held in treasury at June 30, 2011; 7,448,916 shares outstanding, net of 7,791 shares held in treasury at December 31, 2010)	8	8
Preferred stock (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Additional paid-in-capital	231,935	227,360
Retained deficit	(68,607)	(25,464)
Accumulated other comprehensive loss, net	(246)	(246)
Total stockholders’ equity	163,090	201,658
Total liabilities and stockholders’ equity	$416,146	$593,978

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
			(In thousands)
Predecessor balance at January 1, 2010	21,548,640	43,048,158	$44	$294,297	$(28,421)	$1,612	$267,532
Stock option exercises	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	43	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	(266,293)	—	(266,293)
Pension and postretirement liability adjustment, net of tax	—	—	—	—	—	(3)	(3)
Unrealized holding gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	765	765
Total comprehensive loss	—	—	—	—	—	—	(265,531)
Cancellation of Predecessor common stock	(21,548,640)	(43,048,158)	(44)	—	—	—	(44)
Reorganization and fresh start accounting adjustments	—	—	—	(294,670)	294,714	(2,374)	(2,330)
Predecessor balance at February 28, 2010	—	—	$—	$—	$—	$—	$—
Issuance of equity in connection with emergence from bankruptcy	—	6,614,882	7	219,916	—	—	219,923
Successor balance at February 28, 2010	—	6,614,882	$7	$219,916	$—	$—	$219,923
Stock option exercises	—	—	—	558	—	—	558
Stock-based compensation	—	98	—	1,172	—	—	1,172
Comprehensive loss:
Net loss	—	—	—	—	(7,100)	—	(7,100)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	—	—	(985)	(985)
Total comprehensive loss	—	—	—	—	—	—	(8,085)
Balance at March 31, 2010	—	6,614,980	$7	$221,646	$(7,100)	$(985)	$213,568
Stock option exercises	—	—	—		—	—
Stock-based compensation	—	230,078	—	1,152	—	—	1,152
Warrants exercised	—	144	—	6	—	—	6
Purchase of treasury stock	7,791	—	—	(355)	—	—	(355)
Comprehensive loss:
Net loss	—	—	—	—	(9,259)	—	(9,259)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,482)	(1,482)
Total comprehensive loss	—	—	—	—	—	—	(10,741)
Balance at June 30, 2010	7,791	6,845,202	$7	$222,449	$(16,359)	$(2,467)	$203,630

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
			(In thousands)
Balance at January 1, 2011	7,791	7,456,707	$8	$227,360	$(25,464)	$(246)	$201,658
Stock-based compensation	—	32,536	—	1,702	—	—	1,702
Warrants exercised	—	130	—	5	—	—	5
Repurchases of common stock	20,980	—	—	(557)	—	—	(557)
Comprehensive loss:				—
Net loss	—	—	—	—	(19,261)	—	(19,261)
Total comprehensive loss	—	—	—	—	—	—	(19,261)
Balance at March 31, 2011	28,771	7,489,373	$8	$228,510	$(44,725)	$(246)	$183,547
Stock-based compensation	—	29,064	—	3,425	—	—	3,425
Comprehensive loss:
Net loss	—	—	—	—	(23,882)	—	(23,882)
Total comprehensive loss	—	—	—	—	—	—	(23,882)
Balance at June 30, 2011	28,771	7,518,437	$8	$231,935	$(68,607)	$(246)	$163,090

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Operating Activities
Net loss	$(43,143)	$(16,359)	$(266,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early retirement of debt	9,399	—	—
Depreciation and amortization	13,129	3,675	2,795
Stock-based compensation expense	5,127	2,881	277
Deferred income tax	—	(910)	—
Loss on Renewable Identification Numbers (RINs)	73	—	—
Gain due to plan effects	—	—	(136,574)
Loss due to fresh start accounting adjustments	—	—	387,655
Provision for rejected executory contracts and leases	—	—	9,590
Changes in operating assets and liabilities:
Accounts receivable, net	160	3,137	2,560
Income tax receivable	(14)	57	—
Inventories	1,548	5,236	1,543
Prepaid expenses and other current assets	184	(2,386)	—
Other assets	(1,535)	(772)	1,339
Accounts payable	(6,671)	(797)	7,061
Other liabilities	(1,356)	763	(21,640)
Net cash used in operating activities	(23,099)	(5,475)	(11,687)

Investing Activities
Additions to property, plant and equipment, net	(13,083)	(21,498)	(2,086)
Deposit on asset acquisition	—	(5,000)	—
Net cash used in investing activities	(13,083)	(26,498)	(2,086)

Financing Activities
Proceeds from the issuance of debt	25,000	—	—
Repayment of senior secured notes	(155,000)	—	—
Repayment of term loan	(1,062)	—	—
Repayment of short-term note payable	—	(5,252)
Restricted cash	165,736	2,512	(7,833)
Penalty on early retirement of debt	(7,750)	—	—
Payments on capital lease obligations	(643)	—	—
Payments on mortgage note	(15)	—	—
Proceeds from issuance of senior secured notes	—	—	98,119
Debt issuance costs	—	—	(1,190)
Net repayments on revolving credit facilities	—	—	(27,765)
Repayments of debtor-in-possession debt facility	—	—	(15,000)
Repurchase of treasury shares	—	(355)	—
Proceeds from warrants exercised	6	6	—
Proceeds from stock option exercises	—	—	96
Net cash provided by (used in) financing activities	26,272	(3,089)	46,427
Net increase (decrease) in cash and equivalents	(9,910)	(35,062)	32,654
Cash and equivalents at beginning of the period	34,533	85,239	52,585
Cash and equivalents at end of the period	$24,623	$50,177	$85,239

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

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of June 30, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

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

The accompanying unaudited condensed consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period. At June 30, 2011, the Company reclassified $1.6 million of debt related fees from “Current maturities of long-term debt” into “Long-term debt” on the condensed consolidated balance sheet. Additionally, at June 30, 2011, the Company reclassified a portion of depreciation expense from “Cost of goods sold” during the three months and four months ended June 30, 2010 into “Selling, general and administrative expenses” on the condensed consolidated statements of operations. Such reclassification resulted in an increase in gross profit of $50 thousand and $66 thousand, respectively, for the three months and four months end June 30, 2010. The reclassifications had no impact on stockholders’ equity or net income.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended June 30, 2011 and 2010, six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date (the “Convenience Date”) proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values, because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the condensed consolidated balance sheet at February 28, 2010 and in the condensed consolidated statement of operations for the two months ended February 28, 2010.  The Company’s condensed consolidated statement of operations for the six months ended June 30, 2010 and the four months ended June 30, 2010 reflect the results of successor operations.

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

3.         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changes the presentation requirements of comprehensive income to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

4.         NET LOSS PER SHARE

Basic loss per share excludes any dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless the inclusion of such securities or contracts would be antidilutive. The dilution from each of these instruments is calculated using the treasury stock method.

The weighted average outstanding equity instruments that could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because they were antidilutive are as follows:

	Successor				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,
	2011	2010	2011	2010	2010
	(In thousands)
Stock options	107	—	113	32	2,585
Restricted stock units	126	—	126	112	—
Totals	233	—	239	144	2,585

The Company used the two-class method to compute basic and diluted loss per share for all periods presented. The reconciliation of the net loss, net loss attributable to common shareholders and the weighted average number of share and share equivalents used in the computations of basic and diluted loss per share for the three months ended June 30, 2011 and 2010, six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 are as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In thousands, except per share amounts)
Net loss	$(23,882)	$(9,259)	$(43,143)	$(16,359)	$(266,293)
Less net loss allocated to participating securities	—	(179)	—	(278)	—
Net loss attributable to common shareholders	$(22,882)	$(9,080)	$(43,143)	$(16,081)	$(266,293)
Weighted average shares and share equivalents outstanding:	8,820	8,585	8,723	8,581	43,401
Basic and diluted shares	$(2.71)	$(1.06)	$(4.95)	$(1.87)	$(6.14)

For the three and six months ended June 30, 2011, 1.1 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share. For the three and four months ended June 30, 2010, 1.2 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share.

5.         FAIR VALUE MEASUREMENTS

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

Fair Value Hierarchy on a Recurring Basis

The following tables summarize the valuation of the Company’s financial instruments which are carried at fair value as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$24,623	$24,623	$—	$—
Derivative contracts	$263	$263	$—	$—
Renewable Identification Numbers	$65	$65	$—	$—

	Fair Value Measurements at December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$34,533	$34,533	$—	$—
Derivative contracts	$1,081	$1,081	$—	$—
Renewable Identification Numbers	$138	$138	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at June 30, 2011 and December 31, 2010.

Realized and unrealized gains (losses)

For the three months and six months ended June 30, 2011, the Company recorded net losses of $1.2 million and $0.3 million, respectively, related to the change in the fair value of its derivative transactions.  For the three months ended June 30, 2010, the four months ended June 30, 2010 and the two months ended February 28, 2010, the Company recorded net gains of $263 thousand, $439 thousand and $0, respectively, related to the change in the fair value of its derivative transactions.  Such gains were recorded in “(Loss) gain on derivative transactions, net” on the condensed consolidated statements of operations.

At June 30, 2011 and December 31, 2010, the Company had short-term investments in Renewable Identification Numbers (“RINs”), which were held for investment purposes.  In order to monitor the mandated increase in renewable energy production, the Environmental Protection Agency (the “EPA”) requires each gallon of renewable fuel produced to have a unique serial number, a RIN, attached to it. Petroleum refiners then turn these RINs in to the EPA each year to prove that the petroleum refiners have blended the required amount of renewable fuel into their gasoline.  For the three months and six months ended June 30, 2011, the Company recorded net realized losses on RINs held for trading purposes of $51 thousand and $78 thousand, respectively, which were recorded in “Other non-operating income (expense)” on the Company’s condensed consolidated statement of operations.  There were no gains or losses on RINs during 2010.

The Company recorded a loss of $1.5 million for the three months ended June 30, 2010, a loss of $2.5 million for the four months ended June 30, 2010 and a gain of $0.8 million for the two months ended February 28, 2010 in “Accumulated other comprehensive loss” on the condensed consolidated balance sheet for changes in the fair value of its available for sale securities.  At each reporting date, the Company performed an evaluation of impaired equity securities to determine if the unrealized loss was other-than-temporary.  Such evaluation consisted of a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovered.  The assessment of the ability and intent of to hold these securities to recovery focused on liquidity needs, asset/liability management objectives and security portfolio objectives.  Based on the results of the evaluation, management concluded that as of June 30, 2010, the unrealized losses related to such equity securities were temporary.  The Company did not hold any equity securities at June 30, 2011.

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

6.         INVENTORY

Inventories primarily consist of agricultural and energy-related commodities, including corn, ethanol, and coal, and were as follows at June 30, 2011 and December 31, 2010:

	Successor
	June 30,	December 31,
	2011	2010
	(In thousands)
Finished products	$23,338	$27,984
Work-in-process	6,337	6,008
Raw materials	12,956	10,187
Total	$42,631	$44,179

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

The Company is also subject to market risk with respect to ethanol pricing.  The Company’s ethanol sales are priced using contracts that can either be fixed, based upon an index price of ethanol plus or minus a fixed amount or based upon a market price at the time of shipment.  The Company sometimes fixes the price at which it sells ethanol using fixed price physical delivery contracts. The Company has elected to account for these transactions as normal sales transactions under ASC 815, and accordingly, it has not marked these transactions to market.

Derivative instruments not designated as hedging instruments under ASC 815 at June 30, 2011 and December 31, 2010:

		Successor
		June 30,	December 31,
Type	Balance Sheet Classification	2011	2010
		(In thousands)
Corn future positions	Other current assets	$263	$1,081

The realized and unrealized effect on the Company’s condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three months ended June 30, 2011 and 2010, six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 were as follows:

		Successor				Predecessor
		Three Months	Three Months	Six Months	Four Months	Two Months
		Ended	Ended	Ended	Ended	Ended
		June 30,	June 30,	June 30,	June 30,	February 28,
		2011	2010	2011	2010	2010
Corn	(Loss) gain on derivative transactions	$(3,386)	$149	$(2,416)	$325	$—
Ethanol	Gain on derivative transactions	2,172	114	2,092	114	—
(Loss) gain on derivative transactions, net		$(1,214)	$263	$(324)	$439	$—

8.         SHORT-TERM BORROWINGS

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

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility is collateralized by a $5.0 million restricted cash account less amounts used to collateralize outstanding, undrawn letters of credit.  The Company cannot count the $5.0 million restricted cash account in its borrowing base.  At June 30, 2011, the amount of restricted cash collateralizing the Revolving Facility was $4.1 million.

At June 30, 2011, the Company had $11.1 million in letters of credit outstanding, which were collateralized by $11.1 million in a restricted cash account.  Availability under the Revolving Facility was $16.9 million at June 30, 2011.

Revolving Credit Facility with Wells Fargo

On July 20, 2011, Aventine and each of its subsidiaries, as co-borrowers (collectively, the “Borrowers”), entered into a revolving credit facility (the “New Revolving Facility”) with the lenders party thereto (the “Lenders”), and Wells Fargo Capital Finance, LLC, as Lender and as agent for the Lenders (in such capacity, “Wells Fargo”) (the “New Revolving Facility Agreement”) with a $50.0 million commitment (the “Commitments”).  The proceeds of loans under the New Revolving Facility were used to

(1) repay the Borrowers’ obligations under Revolving Credit Agreement, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes.

The loans under the New Revolving Facility will mature on the earlier of (a) July 20, 2015 and (b) the date that is six (6) months before the maturity date of the indebtedness under the Term Loan Agreement (as defined below) (or if the indebtedness under the Term Loan Agreement is fully refinanced or replaced, the maturity date of such refinanced or replaced indebtedness).  The New Revolving Facility will have a borrowing base principally supported by the inventory and accounts receivable of the Borrowers.

The rights and obligations of the lenders under the Revolving Credit Agreement have been assigned from PNC to Wells Fargo under the New Revolving Facility.  The New Revolving Facility includes a grant of liens on substantially all of the assets of the Borrowers.  The security interests granted under the New Revolving Facility in assets (including inventory and accounts receivable) other than substantially all of Borrowers’ fixed assets will be first priority in nature, subject to customary exceptions, and the security interests in the collateral constituting substantially all of the Borrowers’ fixed assets will be second priority in nature, and subject to customary liens and the first priority lien on such assets under Aventine’s senior secured term loan credit agreement dated as of December 22, 2010 by and among Aventine, as borrower, Citibank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Loan Agent”), the lenders party thereto and certain other persons (as amended, and as may be amended, supplemented or otherwise modified from time to time, the “Term Loan Agreement”).

Borrowings under the New Revolving Facility Agreement will bear interest at (i) the London Interbank Offered Rate (“LIBOR”) plus 3.0% to 3.5% (the “LIBOR Applicable Margin”) or (ii) the alternate base rate plus 2.0% to 2.5% (the “Base Rate Applicable Margin”).  The applicable margin on loans under the New Revolving Facility will be re-determined on the first day of each fiscal quarter of Aventine by calculating the average amount that the Borrowers are entitled to borrow under the New Revolving Facility (after giving effect to any outstanding borrowings thereunder) as a proportion of the Commitments (as decreased by the amount of reductions in the Commitments pursuant to the New Revolving Facility).  The alternate base rate will be calculated based on the greater of (A) the Federal funds rate plus 1/2 of 1.0%, (B) the LIBOR Rate (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association, as its “prime rate”.

The New Revolving Facility Agreement requires mandatory prepayment of the obligations thereunder in the event that the amount of (i) outstanding revolving loans under the New Revolving Facility plus (ii) the aggregate undrawn amount of all outstanding letters of credit issued by certain Lenders exceeds the Borrowing Base (as defined in the New Revolving Facility Agreement).

The New Revolving Facility Agreement contains customary affirmative and negative covenants concerning the conduct of Aventine’s business operations, such as limitations on the incurrence of indebtedness, the granting of liens, maintenance of operations, mergers, consolidations and dispositions of assets, restricted payments and the payment of dividends, investments and transactions with affiliates.

The New Revolving Facility Agreement contains a financial covenant that will require Aventine to maintain minimum liquidity levels of $15.0 million.  The New Revolving Facility Agreement also includes customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of a bankruptcy proceeding, Aventine or its subsidiaries’ insolvency and the rendering of a judgment or judgments against Aventine or its subsidiaries in excess of a specified amount individually or in the aggregate.  Upon the occurrence of an event of default, Aventine’s obligations under the New Revolving Facility Agreement may be accelerated and all indebtedness thereunder would become immediately due and payable.

9.         LONG-TERM DEBT

The following table summarizes the Company’s outstanding debt:

	Successor
	June 30,	December 31,
	2011	2010
	(In thousands)
Senior secured term loan credit agreement due December 2015 (net of discount of $7,342 and $8,000, respectively, in 2011 and 2010)	$216,626	$192,043
Senior secured notes due March 2015 (including unamortized premium of $689 at December 31, 2010)	—	155,689
Other	180	226
	$216,806	$347,958
Less: current maturities of long-term debt	(2,281)	(157,718)
Total long-term debt, net	$214,525	$190,239

Senior Secured Term Loan Credit Agreement

On December 22, 2010, the Company entered into the Term Loan Agreement with the Term Loan Agent, the lenders party thereto, Citigroup Global Markets Inc. and Jefferies Finance LLC, as joint lead arrangers and joint book-runners, and Citibank, N.A. and Jefferies Finance LLC, as co-syndication agents. Under the Term Loan Agreement, the lenders provided to the Company an aggregate principal amount $200 million term loan facility (the “Term Loan Facility”).  The Term Loan Facility was issued net of original issue discount of $8.0 million.

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

On April 7, 2011, the Company entered into an incremental amendment (the “Incremental Amendment”) with the Term Loan Agent and Macquarie Bank Limited, as lender (“Macquarie”), to the Company’s Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees, to the Company.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  The Company continues to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

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

On July 20, 2011, Aventine entered into an amendment (“Citi Amendment”) to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that Aventine is permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58.0 million. The Citi Amendment reduces Aventine’s minimum liquidity covenant for 2012 from $25.0 million to $15.0 million. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

10.          INTEREST EXPENSE

The following table summarizes interest expense:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In thousands)
Term loan facility	$5,915	$—	$11,165	$—	$—
Senior secured notes	—	3,374	1,119	4,019	—
Revolving credit facility	—	—	—	—	600
Debtor-in-possession debt facility	—	—	—	—	502
Amortization of original issue discount and deferred debt issuance costs	709	—	1,305	—	313
Other	283	34	563	103	7
Capitalized interest	(887)	(1,022)	(2,810)	(1,022)	—
Interest expense, net	$6,020	$2,386	$11,342	$3,100	$1,422

During the three months and six months ended June 30, 2011, the Company recorded $0.9 million and $2.8 million, respectively, of capitalized interest related to its capacity expansion projects.  During the three months ended June 30, 2010 and the four months ended June 30, 2010, the Company recorded $1.0 million and $1.0 million, respectively, of capitalized interest related to its capacity expansion projects.  The Company did not record capitalized interest during the two months ended February 28, 2010.

11.       COMMITMENTS AND CONTINGENCIES

Environmental Remediation and Contingencies

The Company is subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of the Company’s employees.  These laws, regulations, and permits require the Company to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require the Company to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures. As such, the Company has not accrued any amounts for environmental matters as of June 30, 2011.

Federal and state environmental authorities have been investigating alleged excess volatile organic compounds emissions and other air emissions from many U.S. ethanol plants, including the Company’s Illinois facilities. The investigation relating to the Illinois wet mill facility is still pending, and the Company could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility. If authorities require such controls to be installed, the Company anticipates that costs would be approximately $6.5 million, which would be considerably higher than the approximately $3.4 million incurred in connection with a similar matter at the Nebraska facility due to the larger size of the Illinois wet mill facility. The Company has not yet established reserves for possible costs it may incur in connection with the Illinois facility investigation. In addition, if the authorities determine the Company’s emissions were in violation of applicable law, it would likely be required to pay fines. With respect to the investigation of its Nebraska facility, the Company was required to pay a fine of $40 thousand. Due to the larger capacity of the Illinois facilities, the fine could possibly be larger. However, at this time, the Company is unable to reasonably estimate the amount of loss or range of reasonably possible loss.

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

Litigation Matters

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as “JP Morgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois. The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  This state court litigation is currently under a stay by the Circuit Court, which has prevented further prosecution of this dispute in that forum.  On June 10, 2011 the Company filed a request for arbitration with FINRA.  The request has been granted and the matter will move forward under FINRA Code of Arbitration Proceedings.  At this time, the Company is unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 7, 2009, the Debtors filed voluntary petitions with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code.  The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Since March 15, 2010, certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties.  At this time, the Company is unable to determine the impact such litigation will have on its business, operating results, financial condition and cash flows.

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

From time to time, the Company is involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to the Company’s facilities and operations. The Company is not involved in any legal proceedings, other than those described herein, that it believes could have a material adverse effect upon the Company’s business, operating results, financial condition or cash flows.

12.       RETIREMENT AND PENSION PLANS

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

A summary of the components of net periodic pension cost for the Retirement Plan is as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In thousands)
Service cost	$95	$84	$190	$112	$56
Interest cost	138	135	276	180	87
Expected return on plan assets	(202)	(173)	(404)	(231)	(115)
Amortization of net actuarial loss	—	—	—	—	7
Amortization of prior service cost	—	—	—	—	14
Net periodic pension cost	$31	$46	$62	$61	$49

13.       POSTRETIREMENT BENEFIT OBLIGATION

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

A summary of the components of net periodic postretirement cost for the Postretirement Plan is as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In thousands)
Service cost	$18	$17	$36	$22	$12
Interest cost	30	28	60	38	20
Amortization of net actuarial loss	—	—	—	—	(4)
Net periodic postretirement cost	$48	$45	$96	$60	$28

14.       INCOME TAXES

The provision for income taxes for the three months ended June 30, 2011 and 2010, four months ended June 30, 2010 and two months ended February 28, 2010 consists of the following:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
(In thousands)
Current benefit	$217	$910	$29	$910	$626
Deferred expense (benefit)	—	—	—	—	—
Interest income (expense)	—	—	—	—	—
Total income benefit	$217	$910	$29	$910	$626

The difference between the tax rate accrued and the statutory rate is principally due to the impact of increases in valuation allowances and other permanent differences between book and tax.

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

As of June 30, 2011, the Company had $0.1 million of unrecognized tax benefits.  All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At June 30, 2011, the Company’s liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.

15.       STOCK-BASED COMPENSATION PLANS

Pre-tax stock-based compensation expense for the three and six months ended June 30, 2011 was approximately $3.4 million and $5.1 million, respectively, which was charged to selling, general and administrative expense.   Pre-tax stock-based compensation expense for the three and four months ended June 30, 2010 was approximately $1.2 million and $2.9 million, respectively, which was charged to selling, general and administrative expense. For the two months ended February 28, 2010, the Predecessor recognized $277 thousand of pre-tax stock-based compensation expense, of which $86 thousand was charged to cost of sales and $191 thousand was charged to selling, general and administrative expense.

Equity Awards

During the three months and six months ended June 30, 2011, the Company awarded 276,482 equity awards. Under the terms of such equity awards, 50% vested on the grant date, while the remaining awards will vest equally over the remaining service period.  As such, the Company has recognized $2.6 million for the three and six months ended June 30, 2011 related to 50% of the aggregate grant date fair value of the awards, which is included pre-tax stock-based compensation expense.

The Company will recognize the remaining aggregate grant date fair value over the vesting period.  The Company did not have equity awards at June 30, 2010.

16.       SUBSEQUENT EVENTS

On July 20, 2011, the Company entered into the $50.0 million New Revolving Facility. See Note 8 for additional information regarding the New Revolving Facility.

On July 20, 2011, Aventine entered into the Citi Amendment.  See Note 9 for additional information regarding the Citi Amendment.

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

On April 7, 2011, we entered into an incremental amendment (the “Incremental Amendment”) with Citibank, N.A., as administrative agent for the lenders under the senior secured term loan agreement, dated as of December 22, 2010 (the “Term Loan Agreement”), and Macquarie Bank Limited, as lender (“Macquarie”), to the Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned us an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  We continue to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

On April 27, 2011, we temporarily shut down our dry mill plant in Aurora, Nebraska to make some improvements to the fermentation process at the facility.  This work was completed by the third week of May 2011, and we began grinding corn again during the week of July 25, 2011.

On May 13, 2011, the Company commenced a pro-rata distribution, consisting of 19,414 shares of common stock, to holders of the Company’s pre-petition notes and to holders of allowed general unsecured claims, with 9,806 shares distributed to holders of pre-petition notes and 9,608 shares to holders of allowed general unsecured claims.  Approximately 1.1 million shares of common stock are reserved for future distributions to these holders.

Subsequent Events

On July 20, 2011, Aventine and each of its subsidiaries, as co-borrowers (collectively, the “Borrowers”), entered into a revolving credit facility (the “New Revolving Facility”) with the lenders party thereto (the “Lenders”), and Wells Fargo Capital Finance, LLC, as Lender and as agent for the Lenders (in such capacity, “Wells Fargo”) (the “New Revolving Facility Agreement”) with a $50.0 million commitment.  The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo.

On July 20, 2011, Aventine entered into an amendment (“Citi Amendment”) to the Term Loan Agreement with the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (the “Term Loan Agent”).  Under the terms of the Citi Amendment, the amount of indebtedness that Aventine is permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58.0 million.  The Citi Amendment reduces Aventine’s minimum liquidity covenant for 2012 from $25.0 million to $15.0 million. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Commodity Pricing

Our operations are highly dependent on commodity prices, especially prices for ethanol, corn and natural gas.

Ethanol. During the second quarter of 2011, ethanol prices continued to rise.  The average price of a gallon of ethanol per the OPIS indices was $2.64 during the second quarter of 2011 compared to $1.56 per gallon during the second quarter of 2010, an increase of approximately 69%.  During the first half of 2011, ethanol prices per the OPIS indices averaged approximately $2.53 per gallon compared to an average of $1.64 per gallon during the first half of 2010, an increase of approximately 54%.  At June 30, 2011, we had contracts for delivery of ethanol totaling 36 million gallons through May 31, 2012, of which 1.9 million gallons were based on fixed-price contracts and 34.1 million gallons were at spot prices using Platts and OPIS indices.

Corn. During the second quarter of 2011, the Chicago Board of Trade (“CBOT”) corn futures prices averaged approximately $7.31 per bushel compared to an average price of $3.55 per bushel during the second quarter of 2010, an increase of approximately 100%.  During the first six months of 2011, the CBOT corn futures prices averaged approximately $7.01 per bushel compared to an average price of $3.62 per bushel during the first six months of 2010, an increase of approximately 94%.  The price fluctuations in corn over 2010 and 2011, based on the CBOT corn futures, has ranged from a low of $3.25 per bushel at the end of June 2010 to a high of $7.87 per bushel in mid-June 2011. We continue to believe that corn prices are likely to remain above historical levels for the foreseeable future.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply. As we do this, we have in the past often shorted a like amount of CBOT corn futures with similar dates to lock in the basis differential. We have also occasionally used CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases. Exchange traded forward contracts for commodities are marked to market each period. Our forward physical purchases of corn are not marked to market.  At June 30, 2011, we had fixed price purchase contracts for 10.6 million bushels of corn through December 31, 2011 and we had futures contracts to purchase 2.02 million bushels of corn through December 31, 2011.

Natural Gas. Natural gas is an important input in our ethanol and co-product production process. We use natural gas primarily to dry distillers grains for storage and transportation over longer distances. This allows us to market distillers grains to broader livestock markets in the U.S. The price fluctuation in natural gas prices over the first six months of 2011, based on the New York Mercantile Exchange daily futures data, has ranged from a high of $4.85 per MMBtu at the beginning of June to a low of $3.78 per MMBtu at the beginning of March, with an average price of $4.29 per MMBtu.  During the second quarter of 2011, natural gas prices, based on the New York Mercantile Exchange daily futures data, have ranged from a high of $4.85 per MMBtu at the beginning of June to a low of $4.04 per MMBtu at the beginning of April, with an average price of $4.38 per MMBtu. Our current natural gas usage is approximately 438,000 MMBtu’s per month.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended June 30, 2011 and 2010, six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to our condensed consolidated financial statements contained herein and the consolidated financial statements and related notes for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K.

Overview

For the three months ended June 30, 2011 and 2010, we generated net losses of $23.9 million and $9.3 million, respectively.  The loss in the three months ended June 30, 2011 is primarily due to increased corn costs relative to ethanol values and elevated conversion costs at Mt. Vernon due to start-up inefficiencies.  The Mt. Vernon facility operated at 57% capacity during the quarter due to operational challenges with the dryer and distillation systems.  The under absorption of fixed costs negatively impacted the quarter.  Contributing to the loss in the three months ended June 30, 2010 was higher selling, general and administrative (“SG&A”) expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy (see SG&A expenses discussion below).

For the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010, we generated net losses of $43.1 million, $16.4 million and $266.3 million, respectively. The loss in the six months ended June 30, 2011 is primarily due to increased corn costs relative to ethanol values and elevated conversion costs at Mt. Vernon due to start-up inefficiencies, as well as a $9.4 million loss incurred on the early extinguishment of the Notes.  Contributing to the loss in the four months ended June 30, 2010 was higher SG&A expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy (see SG&A expenses discussion below). The loss in the two months ended February 28, 2010 is primarily attributable to adjustments of $387.7 million required to report assets and liabilities at fair value under fresh start accounting and $20.3 million of reorganization items resulting from our Chapter 11 bankruptcy filing, which were offset by a gain due to plan effects of $136.6 million.

Total gallons of ethanol marketed and distributed were as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	February 28, 2010
	(In millions)
Equity production	55.0	45.9	116.8	62.0	32.0
Purchase/resale	3.2	0.3	3.9	0.5	0.2
(Increase)/decrease in inventory	4.3	0.3	5.4	1.6	(0.7)
Total gallons	62.5	46.5	126.1	64.1	31.5

The increase in equity production of 9.1 million gallons for the three months ended June 30, 2011 compared to the same period in 2010 and the increase of 22.8 million gallons for the six months ended June 30, 2011 compared to the same period in 2010 is primarily the result of the start-up of the Mt. Vernon facility in late 2010.  The increase in gallons marketed and distributed of 16.0 million gallons for the three months ended June 30, 2011 compared to the same period in 2010 and the increase of 30.5 million gallons for the six months ended June 30, 2011 compared to the same period in 2010 is primarily attributable to the start-up of our Mt. Vernon facility, as well as a slight increase in ethanol purchased for resale.  We purchased 3.2 million gallons for resale in the second quarter of 2011 compared to 0.3 million gallons for resale in the second quarter of 2010.  During the six months ended June 30, 2011, we purchased 3.9 million gallons for resale compared to 0.5 million gallons in the four months ended March 31, 2010 and 0.2 million gallons in the two months ended February 28, 2010.

The Three Months Ended June 30, 2011 Compared To The Three Months Ended June 30, 2010

	Successor
	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	(In millions)
Net sales	$213.0	$96.9
Cost of goods sold	(219.5)	(95.4)
Gross profit (loss)	(6.5)	1.5
Selling, general and administrative expenses	(9.6)	(9.2)
Other operating expense	(0.7)	(0.6)
Operating income (loss)	(16.8)	(8.3)
Other income (expense):
Interest expense	(6.0)	(2.4)
(Loss) gain on derivative transactions	(1.2)	0.3
Other non-operating income (loss)	(0.1)	0.2
Income tax benefit	0.2	0.9
Net loss	$(23.9)	$(9.3)

Net sales were generated from the following products:

	Successor
	Three Months Ended June 30,	Three Months Ended June 30,
	2011	2010
	(In millions)
Ethanol	$164.7	$75.4
By-Products	48.4	21.5
Total	$213.0	$96.9

The overall increase in net sales from the second quarter of 2010 to the second quarter of 2011 is primarily the result of increased sales volumes from our increased production, as well as an increase in the sales price per gallon of ethanol.  During the second quarter of 2011, we produced 55.0 million gallons of ethanol compared to 45.9 million gallons during the second quarter of 2010, an increase of 9.1 million gallons, or 20%.  We marketed and sold 62.5 million gallons of ethanol during the three months ended June 30, 2011 for an average sales price of $2.64 per gallon compared to 46.5 million gallons at an average sales price of $1.62 per gallon during the three months ended June 30, 2010.

The increase in by-product revenues is primarily a result of an increase in the price per ton sold, as well as an increase in the volume sold.  We sold 247 thousand tons during the three months ended June 30, 2011 for an average price of $195.93 per ton compared to 235 thousand tons during the three months ended June 30, 2010 for an average price of $91.49 per ton. By-product revenues, as a percentage of corn costs, fell to 31.8% during the three months ended June 30, 2011 compared to 35.0% during the three months ended June 30, 2010.  Co-products produced by the dry mill process have less value historically than those produced by the wet mill process.  As a result of the addition of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products produced changed from 60% higher value wet mill products and 40% lower value dry mill products during the second quarter of 2010, to roughly 47% higher value wet mill products and 53% lower value dry mill products during the second quarter of 2011.

Cost of goods sold consists of production costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products and motor fuel taxes which have been billed to customers, which are discussed in detail below.

	Successor
	Three Months Ended		Three Months Ended
	June 30, 2011	Percentage of Net sales	June 30, 2010	Percentage of Net sales
	(In millions, except percentages)
Cost of goods sold	$219.5	103.0%	$95.4	98.4%

The increase in cost of goods sold from the three months ended June 30, 2010 compared to the three months ended June 30, 2011 is the result of higher volumes of ethanol produced and sold during the second quarter of 2011, as well as an increase in corn costs. The increase in cost of goods sold as a percentage of net sales is principally the result of increased corn costs, freight costs and depreciation (discussed below).

Production costs include corn costs, conversion costs, and depreciation and amortization, which are discussed below.

Corn costs for the three months ended June 30, 2011 and 2010 were $152.0 million and $61.5 million, respectively.  The increase in corn costs is due to an increase in the number of bushels used in production, as well as an increase in the price per bushel.  We used 20.5 million bushels of corn in production during the second quarter of 2011 compared to 17.4 million bushels during the second quarter of 2010. Additionally, during the three months ended June 30, 2011, corn used in production was approximately $7.43 per bushel compared to $3.53 per bushel for the three months ended June 30, 2010.  Our average corn costs during the second quarter of 2011 were slightly higher than the CBOT average price of $7.31 during the same period.

Conversion costs for the three months ended June 30, 2011 and 2010 were as follows:

	Successor
	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	(In millions)
Utilities	$13.8	$9.0
Salary and benefits	5.9	5.0
Materials and supplies	6.6	5.0
Denaturant	2.9	1.8
Outside services	3.2	2.1
Other	0.8	0.8
	$33.2	$23.7

The increases in utilities, materials and supplies, and outside services are primarily attributable to the start-up of our Mt. Vernon facility.  Conversion costs per gallon were $0.60 for the second quarter of 2011 compared to $0.52 for the second quarter of 2010. Inefficiencies from lower operating capacity at the Mt. Vernon facility contributed approximately $0.09 per gallon to the total conversion costs for the quarter ended June 30, 2011.

Depreciation and amortization expense for the three months ended June 30, 2011 was $6.2 million compared to $2.4 million in the three months ended June 30, 2010.  Depreciation expense increased primarily as a result of the start-up of the Mt. Vernon facility.

Purchased ethanol is included in our cost of goods sold.  For the second quarter of 2011, we purchased 3.1 million gallons for a total of $8.6 million compared to 285 thousand gallons during the second quarter of 2010 for a total of $0.4 million.  The cost per gallon purchased was $2.77 during the three months ended June 30, 2011 compared to $1.43 during the three months ended June 30, 2010.  This increase is consistent with the overall increase in ethanol spot prices using OPIS indices to an average price of $2.64 per gallon during the second quarter of 2011 from an average of $1.56 per gallon during the second quarter of 2010.

As stated above, cost of goods sold include the cost changes in our inventory. Our direct materials, labor and overhead costs in the condensed consolidated statements of operations are based on production amounts.  The change in inventory included in cost of goods sold adjusts our statements of operations from cost of production to cost of sales.  During the three months ended June 30, 2011, changes in inventory resulted in an expense of $10.6 million compared to an expense of $1.4 million in the three months ended June 30, 2010.  The reduction in cost of goods sold for the three months ended June 30, 2011 was primarily the result of the quantity and value of ethanol produced and sold during the quarter.

Freight and logistics costs for the three months ended June 30, 2011 were $8.9 million compared to $6.0 million during the three months ended June 30, 2010.  The increase is due to higher volumes shipped.  During the second quarter of 2011, we marketed and distributed approximately 62.5 million gallons of ethanol compared to 46.5 million gallons during the three months ended June 30, 2010.  On a per gallon basis, freight and logistics costs were $0.14 per gallon for the three months ended June 30, 2011 compared to $0.13 per gallon for the three months ended June 30, 2010. The increase in cost per gallon during the second quarter of 2011 compared to the second quarter of 2010 is the result of selling more by-products under contract to be delivered during 2011 compared to 2010, where we sold more by-products under contract to be picked up at our facilities.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was $0.75 for the three months ended June 30, 2011 compared to $0.75 for the three months ended June 30, 2010.

	Successor
	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Commodity spread	$0.75	$0.75
Average sales price per gallon of ethanol	$2.64	$1.62
Average purchase price per bushel of corn	$7.43	$3.53
Co-product revenue as a percentage of corn costs	31.8%	35.0%

SG&A expenses were $9.6 million during the second quarter of 2011 compared to $9.2 million during the second quarter of 2010.  SG&A expenses in the three months ended June 30, 2011 were primarily comprised of $1.9 million of salary and benefits expense, $3.4 million of stock compensation expense, $1.6 million of outside services expenses, $0.5 million of depreciation expense, $0.4 million of expense related to materials and supplies, $0.8 million of plant carrying costs and $1.0 million of other expenses.  SG&A expenses in the three months ended June 30, 2010 were primarily comprised of $2.5 million of salary and benefits expense, $1.2 million of stock compensation expense, $3.6 million of outside services expenses, $0.5 million of expense related to materials and supplies and $1.4 million of other expenses.

Interest expense for the three months ended June 30, 2011 was $6.0 million compared to $2.4 million for the three months ended June 30, 2010.  Interest expense for the three months ended June 30, 2011 includes $5.9 million related to the term loan facility under the Term Loan Agreement (the “Term Loan Facility”), $0.3 million of other interest expense, and $0.7 million of amortization of deferred financing fees, reduced by capitalized interest of $0.9 million. Interest expense for the three months ended June 30, 2010 includes $3.4 million of interest expense related to the Notes, reduced by capitalized interest of $1.0 million.

(Loss) gain on derivative transactions, net for the three months ended June 30, 2011 includes $1.2 million of net realized and unrealized losses on corn and ethanol derivative contracts versus net realized and unrealized gains in the three months ended June 30, 2010 of $0.3 million. We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815, Derivatives and Hedging (“ASC 815”).

Our tax benefit rate for the three months ended June 30, 2011 was 1.0% of pre-tax loss compared to a tax benefit rate for the three months ended June 30, 2010 of 8.9% of pre-tax loss.  Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on our deferred taxes.

The Six Months Ended June 30, 2011 Compared to the Four Months Ended June 30, 2010 and Two Months Ended February 28, 2010

On March 15, 2010, we emerged from bankruptcy and implemented fresh start accounting in accordance with ASC 852 using a Convenience Date of February 28, 2010. Therefore, the condensed consolidated financial statements prior to March 1, 2010 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. As a result of the application of fresh start accounting, our condensed consolidated financial statements prior to and including February 28, 2010 represent the operations of our pre-reorganization predecessor company and are presented separately from the condensed consolidated financial statements of our post-reorganization successor company.

	Successor		Predecessor
	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	February 28, 2010
	(In millions)
Net sales	$411.1	$133.9	$77.7
Cost of goods sold	(412.2)	(132.8)	(66.7)
Gross profit (loss)	(1.1)	1.1	11.0

Selling, general and administrative expenses	(19.1)	(14.3)	(4.6)
Other operating expense	(1.9)	(1.6)	(0.5)
Operating income (loss)	(22.1)	(14.8)	5.9
Other income (expense):
Interest expense	(11.3)	(3.1)	(1.4)
Loss on early retirement of debt	(9.4)		—
(Loss) gain on derivative transactions	(0.3)	0.4	—
Other non-operating expenses	—	0.2	—
Reorganization items	—	—	(20.3)
Gain due to plan effects	—	—	136.6
Loss due to fresh start accounting adjustments	—	—	(387.7)
Income tax benefit (expense)	—	0.9	(0.6)
Net loss	$(43.1)	$(16.4)	$(266.3)

Net sales were generated from the following products:

	Successor		Predecessor
	Six Months Ended June 30,	Four Months Ended June 30,	Two Months Ended February 28,
	2011	2010	2010
	(In millions)
Ethanol	$315.8	$104.6	$60.1
By-Products	95.3	29.3	17.6
Total	$411.1	$133.9	$77.7

The overall increase in net sales from the four months ended June 30, 2010 and two months ended February 28, 2010 to the six months ended June 30, 2011 is primarily the result of increased sales volume from our increased production, as well as an increase in the sales price per gallon of ethanol.  During the first half of 2011, we produced 116.8 million gallons of ethanol compared to 62.0 million gallons and 32.0 million gallons of ethanol, respectively, during the four months ended June 30, 2010 and two months ended February 28, 2010.  We marketed and sold 126.1 million gallons of ethanol during the six months ended June 30, 2011 for an average sales price of $2.50 per gallon compared to 64.1 million gallons at an average sales price of $1.63 per gallon during the four months ended June 30, 2010 and 31.5 million gallons at an average sales price of $1.91 per gallon during the two months ended February 28, 2010.

The increase in by-product revenues is primarily a result of an increase in the price per ton sold, as well as an increase in the volume sold.  We sold 537 thousand tons during the six months ended June 30, 2011 for an average price of $177.55 per ton compared to 325 thousand tons during the four months ended June 30, 2010 for an average price of $90.23 per ton and 154 thousand tons during the two months ended February 28, 2010 for an average price of $114.12 per ton. By-product revenues, as a percentage of corn costs, fell to 31.4% during the six months ended June 30, 2011 compared to 35.0% and 39.8%, respectively, during the four months ended June 30, 2010 and two months ended February 28, 2010.  Co-products produced by the dry mill process have less value historically than those produced by the wet mill process.  As a result of the addition of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products produced changed from 61% higher value wet mill products and 39% lower value dry mill products during the first half of 2010, to roughly 45% higher value wet mill products and 55% lower value dry mill products during the first half of 2011.

Cost of goods sold consists of production costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products and motor fuel taxes which have been billed to customers, which are discussed in detail below.

	Successor				Predecessor
	Six Months Ended		Four Months Ended		Two Months Ended
	June 30, 2011	Percentage of Net sales	June 30, 2010	Percentage of Net sales	February 28, 2010	Percentage of Net sales

Cost of goods sold	$412.2	100.3%	$132.7	99.2%	$66.7	85.9%

The increase in cost of goods sold from the four month ended June 30, 2010 and two months ended February 28, 2010 compared to the six months ended June 30, 2011 is principally the result of higher volumes of ethanol produced and sold during the first half of 2011, as well as an increase in corn costs. The increase in cost of goods sold as a percentage of net sales is principally the result of increased corn costs, freight costs and depreciation (discussed below).

Production costs include corn costs, conversion costs, and depreciation and amortization, which are discussed below.

Corn costs for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 were $303.9 million, $83.8 million, and $44.2 million, respectively.  The increase in corn costs is due to an increase in the number of bushels used in production, as well as an increase in the price per bushel.  We used 43.9 million bushels of corn in production during the first half of 2011 compared to 23.4 million bushels and 12.1 million bushels, respectively, used during the four months ended June 30, 2010 and two months ended February 28, 2010. Additionally, during the six months ended June 30, 2011, corn used in production was approximately $6.92 per bushel compared to $3.58 per bushel for the four months ended June 30, 2010 and $3.66 per bushel for the two months ended February 28, 2010.  Our average corn costs during the first half of 2011 were slightly lower than the CBOT average price of $7.01 during the same period.

Conversion costs for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 were as follows:

	Successor		Predecessor
	Six Months Ended	Four Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010	February 28, 2010
	(In millions)
Utilities	$28.3	$12.3	$7.6
Salary and benefits	11.8	6.8	3.3
Materials and supplies	13.7	6.8	3.2
Denaturant	6.1	2.4	1.4
Outside services	5.3	2.7	0.5
Other	0.9	1.0	0.6
	$66.1	$32.0	$16.6

The increases in utilities, materials and supplies, and outside services are primarily attributable to the start-up of our Mt. Vernon facility.  Conversion costs per gallon were $0.57 for the six months ended June 30, 2011, $0.52 for the four months ended June 30, 2010, and $0.52 for the two months ended February 28, 2010. Inefficiencies from lower operating capacity at the Mt. Vernon facility contributed approximately $0.08 per gallon to the total conversion costs for 2011.

Depreciation and amortization expense for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 was $11.2 million, $3.3 million and $2.3 million, respectively.  Depreciation expense increased primarily as a result of the start-up of the Mt. Vernon facility.

Purchased ethanol is included in our cost of goods sold.  For the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010, we purchased 3.9 million gallons, 495 thousand gallons and 210 thousand gallons, respectively.  Purchased ethanol totaled $10.4 million, $0.8 million, and $0.4 million, respectively, for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010.  The average cost per gallon purchased was $2.71 during the six months ended June 30, 2011 compared to $1.62 during the four months ended June 30, 2010 and $1.88 during the two months ended February 28, 2010.  This increase is consistent with the overall increase in ethanol spot prices using OPIS indices to an average price of $2.53 per gallon during the first six months of 2011 from an average of $1.64 per gallon during the first half of 2010.

As stated above, cost of goods sold include the cost changes in our inventory. Our direct materials, labor and overhead costs in the condensed consolidated statements of operations are based on production amounts.  The change in inventory included in cost of goods sold adjusts our statements of operations from cost of production to cost of sales.  During the six months ended June 30, 2011, changes in inventory resulted in an expense of $3.2 million compared to an expense of $5.1 million in the four months ended June 30, 2010 and a reduction in cost of goods sold of $0.2 million in the two months ended February 28, 2010.  The expense for the six months ended June 30, 2011 was primarily the result of the quantity and value of ethanol produced and sold during the first half of 2011.

Freight and logistics costs for the six months ended June 30, 2011 were $16.9 million compared to $7.7 million and $3.4 million, respectively, for the four months ended June 30, 2010 and two months ended February 28, 2010.  The increase is due to higher volumes shipped.  During the first half of 2011, we marketed and distributed approximately 126.1 million gallons of ethanol compared to 64.1 million gallons and 31.5 million gallons, respectively, during the four months ended June 30, 2010 and two months ended February 28, 2010.  On a per gallon basis, freight and logistics costs were $0.14 per gallon, $0.12 per gallon and $0.11 per gallon, respectively, for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010. The increase in cost per gallon during the first six months of 2011 compared to the four months ended June 30, 2010 and two months ended February 28, 2010 is the result of selling more by-products under contract to be delivered during 2011 compared to 2010, where we sold more by-products under contract to be picked up at our facilities.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was $0.72, $0.78 and $1.08, respectively, for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010.  The decrease in commodity spread was due to an increase in the average sales price per gallon of ethanol being less than the increase in the average corn cost per bushel, as well as a decrease in co-product revenue as a percentage of corn costs in each period as follows:

	Successor		Predecessor
	Six Months Ended	Four Month Ended	Two Months Ended
	June 30, 2011	June 30, 2010	February 28, 2010
Commodity spread	$0.72	$0.78	$1.08
Average sales price per gallon of ethanol	$2.50	$1.68	$1.91
Average purchase price per bushel of corn	$6.92	$3.58	$3.66
Co-product revenue as a percentage of corn costs	31.4%	35.0%	39.8%

SG&A expenses were $19.1 million, $14.4 million, and $4.6 million, respectively, for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010.  SG&A expenses in the six months ended June 30, 2011 were primarily comprised of $4.7 million of salary and benefits expense, $5.1 million of stock compensation expense, $3.3 million of outside services expenses, $0.9 million of depreciation expense, $0.8 million of expense related to materials and supplies, $2.1 million of plant carrying costs and $2.2 million of other expenses.  SG&A expenses for the four months ended June 30, 2010 were primarily comprised of $4.1 million of salary and benefits expense, $2.9 million of stock compensation expense, $4.7 million of outside services expenses, and $2.7 million of other expenses. SG&A expenses in the two months ended February 28, 2010 were primarily comprised of $0.8 million of salary and benefits expense, $0.2 million of stock compensation expense, $1.7 million of outside services expenses, and $1.9 million of other expenses.

Interest expense for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010 was $11.3 million, $3.1 million, and $1.4 million, respectively.  Interest expense for the six months ended June 30, 2011 includes $11.2 million related to the Term Loan Facility, $1.1 million related to the Notes, $0.5 million of other interest expense, and $1.3 million of amortization of deferred financing fees, reduced by capitalized interest of $2.8 million. Interest expense for the four months ended June 30, 2010 includes $4.0 million of interest expense related to the Notes and $0.1 million of other interest expense, reduced by capitalized interest of $1.0 million. Interest expense for the two months ended February 28, 2010 includes pre-petition amended secured revolving credit facility interest expense of $0.6 million, interest expense on our debtor-in-possession debt facility of $0.5 million, and $0.3 million of amortization of deferred financing fees.

(Loss) gain on derivative transactions, net for the six months ended June 30, 2011 includes $0.3 million of net realized and unrealized losses on corn and ethanol derivative contracts versus net realized and unrealized gains in the four months ended June 30, 2010 of $0.4 million. We recorded no realized or unrealized gains or losses on derivative contracts during the two months ended February 28, 2010. We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815.

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

The loss due to fresh start accounting adjustments of $387.7 million in the two months ended February 28, 2010 consisted of adjustments required to report assets and liabilities upon emergence from bankruptcy at fair value.  See our discussion of fresh start accounting above.  Gain due to plan effects in the two months ended February 28, 2010 of $136.6 million related to implementation of our First Amended Joint Plan of Reorganization under Chapter 11 of Title 11 of the United States Code (as modified, the “Plan”) and consisted of $193.5 million of liabilities subject to compromise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on our pre-petition notes, $1.6 million related to the write-off of predecessor prepaid directors and officer insurance, $5.3 million of successor-based professional fees awarded under the Plan, $42.6 million related to loss on shares granted in connection with the Notes and $1.6 million of other miscellaneous costs.

Our tax benefit rate for the six months ended June 30, 2011 was less than 1% of pre-tax loss compared to a tax benefit rate for the four months ended June 30, 2010 of 5.3% of pre-tax loss and a tax benefit rate for the two months ended February 28, 2010 of 0.2% of pre-tax loss.  Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on our deferred taxes.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

	June 30, 2011	December 31, 2010
	(In millions, except current ratio)
Cash and cash equivalents	$24.6	$34.5
Net working capital	$56.5	$72.9
Total debt (1)	$217.1	$348.7
Current ratio	2.67	1.37

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

On December 22, 2010, we entered into the Term Loan Agreement with the Term Loan Agent, the lenders party thereto, Citigroup Global Markets Inc. and Jefferies Finance LLC, as joint lead arrangers and joint book-runners, and Citibank, N.A. and Jefferies Finance LLC, as co-syndication agents.  Under the Term Loan Agreement, the lenders provided to us an aggregate principal amount $200 million Term Loan Facility.  The Term Loan Facility was issued net of original issue discount of $8.0 million.

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

On July 20, 2011, Aventine entered into the Citi Amendment to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that Aventine is permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58.0 million.  The Citi Amendment modifies Aventine’s minimum liquidity covenant for 2012 reducing it from $25.0 million to $15.0 million. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo. Future borrowings under the New Revolving Facility will be used for general corporate purposes.

As of June 30, 2011, approximately 5.7 million of the 6.8 million new common equity shares reserved for distribution to general, unsecured claimholders under the Plan have been distributed.  We generally expect to distribute shares in quarterly distributions on March 31, June 30, September 30, and December 31 of each year, or as soon thereafter as reasonably practicable, until all remaining shares have been distributed. However, because our ability to distribute shares held in reserve depends on resolving outstanding claims currently in dispute, it is difficult to predict the amount of each quarterly distribution, if any, or when all the remaining shares will be distributed.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. If our future cash flow is insufficient to meet our debt obligations and commitments, we may be required to undertake alternative financing plans, such as: (i) refinancing or restructuring our debt, (ii) selling assets, (iii) reducing or delaying capital investments, or (iv) seeking to raise additional capital. There can be no assurance, however, that undertaking alternative financing plans would allow us to meet our debt obligations. Our inability to meet our debt obligations and commitments could lead to an event of default under the Term Loan Agreement or the New Revolving Facility. If an event of default occurs under the Term Loan Agreement, then the Term Loan Facility may become immediately due and payable and the holders could accelerate repayment of the obligations under the Term Loan Facility or foreclose on the collateral granted to them. If an event of default occurs under the New Revolving Facility, then the lenders may terminate their commitments, accelerate repayment of the obligations, or foreclose on the collateral granted to them. In addition, an event of default under the Term Loan Agreement or the New Revolving Facility may lead to an event of default under the Term Loan Agreement or the New Revolving Facility, as the case may be, under certain circumstances.

In addition, our ability to execute on our growth strategy will be determined, in large part, by the availability of debt and equity capital, and we continuously evaluate our financing opportunities. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors. Our ability to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as the disruption in the capital and credit markets that occurred in 2008 and 2009, as well as commodity price volatility. We may be required to seek sources of capital earlier than anticipated, although the restrictions in our New Revolving Facility and Term Loan Agreement may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.

Cash and cash equivalents. Cash and cash equivalents decreased by $9.9 million during the six months ended June 30, 2011.  Cash and cash equivalents at June 30, 2011 and December 31, 2010 were $24.6 million and $34.5 million, respectively.

Cash available under our liquidity facility. Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Facility providing for a $20.0 million Revolving Facility, which was increased to $30.0 million in February 2011. Amounts under the Revolving Facility may be borrowed, repaid and reborrowed with all amounts outstanding due and payable on March 15, 2013. The maximum amount outstanding under the Revolving Facility is limited by the amount of eligible receivables and eligible inventory of the borrowers. The Revolving Facility contains mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances. Termination of the Revolving Facility is subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo. See Note 8 for additional information regarding the New Revolving Facility.

Total liquidity at June 30, 2011 was $41.5 million, comprised of $24.6 million in cash and cash equivalents and $16.9 million availability under the Revolving Facility. As of June 30, 2011, there were no amounts drawn against the Revolving Facility, and there were $11.1 million of outstanding letters of credit issued against the Revolving Facility. The Revolving Facility and the $11.1 million outstanding letters of credit were collateralized by $15.2 million in a restricted cash account.

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

On April 7, 2011, we entered into the Incremental Amendment to the Term Loan Agreement, pursuant to which Macquarie loaned us an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.

On July 20, 2011, Aventine entered into the Citi Amendment to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that Aventine is permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58.0 million.  The Citi Amendment modifies Aventine’s minimum liquidity covenant for 2012. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

Cash provided by or used in operations. Net cash used in operations was $23.1 million, $5.5 million and $11.7 million, respectively, for the six months ended June 30, 2011, four months ended June 30, 2010 and two months ended February 28, 2010. Cash used in operations during 2011 was primarily due to the start-up of our Mt. Vernon facility and a narrowing commodity spread. Cash used in operations in 2010 was negatively impacted by significant operating losses incurred in the first quarter of 2010 and payments of secured and priority claims as we emerged from bankruptcy.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations and capital expenditures.

Payments related to our debt and liquidity facility. During the three months and six months ended June 30, 2011, we used $0.5 million and $0.5 million, respectively, of cash to make required repayments of borrowings on our Term Loan Facility.  During the two months ended February 28, 2010, we used $42.8 million of cash to make required repayments of borrowings on our prior revolving facility with JPMorgan Chase and our debtor-in-possession debt facility.

Working capital. Our net working capital position decreased by $16.4 million to $56.5 million at June 30, 2011 from $72.9 million at December 31, 2010.  Current assets decreased by $179.8 million to $90.4 million at June 30, 2011 from $270.2 million at December 31, 2010 primarily related to $164.8 of restricted cash at December 31, 2010, which was used in January 2011 to redeem the Notes.  Current liabilities decreased by $163.4 million to $33.9 million at June 30, 2011 from $197.3 million at December 31, 2010 primarily related to the $155.0 million principal amount of Notes, which were redeemed in January 2011.

Capital expenditures. During the six months ended June 30, 2011, we spent approximately $13.1 million on capital projects. Of the $13.1 million spent during the first half of 2011, $5.9 million was spent on our capacity expansion project in Aurora, Nebraska, $1.3 million was spent on our capacity expansion project in Canton, Illinois and $3.2 million was spent on our capacity expansion project in Mt. Vernon, Indiana.  During the four months ended June 30, 2010 and the two months ended February 28, 2010, we spent $21.5 million and $2.1 million, respectively, on capital projects.  Of the $23.6 million spent during the first half of 2010, $1.5 million was spent on maintenance and environmental projects, while $22.1 million was spent on our capacity expansion projects.

We expect the Canton facility to become operational in October 2011 and the Aurora West facility to become operational in the fourth quarter of 2011 or early 2012, subject to weather conditions, commodity prices, and the availability of working capital.  See “Liquidity Outlook” below.  We expect to incur approximately $4.9 million of capital expenditures in 2011 to make the Canton facility operational. Improvements to the Canton facility began on April 18, 2011. We are making several improvements including mash fermentation improvements to include a dual train mash heat exchanger allowing for a clean in process approach to reduce infections and improve yields, boiler house improvements including replacement of the coal feeder screw system to improve the flow of coal into the combustor and boiler maintenance. We expect to expend the capital necessary to achieve these updates and bring the Canton facility to operational status during 2011. We expect to fund the remaining capital expenditures from cash and cash equivalents on hand as well as cash provided by operations. However, as noted above and in “Liquidity Outlook” below, prevailing market conditions and other factors may require us to defer capital expenditures, delay the start-up of our facilities or seek sources of capital, which may not be available on terms acceptable to us, or at all.

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

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. At June 30, 2011, we had $24.6 million of cash and cash equivalents and $56.5 million in net working capital.  Additionally, at June 30, 2011, we had availability under the Revolving Facility of approximately $16.9 million. However, we currently depend on the New Revolving Facility for future working capital needs. If there is an event of default by us under the New Revolving Facility that continues beyond any applicable cure period, resulting in amounts outstanding becoming immediately due and payable, or if our qualifying inventory and accounts receivable decline such that our borrowing base is limited, we may not have sufficient funds available to repay such borrowings or we may be unable to borrow a sufficient amount to fund our operations.  In the event that cash flows and borrowings under the New Revolving Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing.

Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas, and unleaded gasoline. As a result, adverse commodity price movements adversely impact our liquidity. Often, movements in commodity prices are well correlated such that increases or decreases in commodities movements provide a predictable change in our liquidity.  However, in the last three years, there have been periods of time in which other economic factors cause a significant deterioration in commodity price correlations such that our ability to predict our liquidity level may be significantly diminished.  Accordingly, we can provide no assurance that the amounts of cash available from operations, together with the New Revolving Facility, will be sufficient to fund our operations.

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures. Under our Term Loan Agreement, we are required to maintain a minimum liquidity position of $15.0 million comprised of available cash and borrowing capacity under our Revolving Facility throughout 2011 and 2012, and $25 million beginning in 2013.  Based on current commodity prices and market conditions, our liquidity forecast may indicate a need to defer start-up of our Aurora West facility and our Canton facility beyond 2011.  If we do not generate enough cash flow from operations to satisfy our principal uses of liquidity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or raising additional capital. However, under our Term Loan Agreement, we are required to maintain a debt to total capitalization ratio of less than 0.65. There is no assurance that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations.

Despite the risks identified associated with our liquidity and our forecasted operating cash flows, we believe that we have sufficient liquidity through our cash and cash equivalents, cash from operations and borrowing capacity under our New Revolving Facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies, and capital expenditures.  We also believe that the additional avenues available to preserve liquidity in the event of an industry or economic downturn are adequate to allow us to continue operations.

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

On April 7, 2011, we entered into the Incremental Amendment to our Term Loan Agreement, pursuant to which Macquarie loaned the Company an aggregate principal amount equal to $25.0 million, net of $1.3 million in fees.

On July 20, 2011, Aventine entered into the Citi Amendment to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that Aventine is permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58.0 million.  The Citi Amendment modifies Aventine’s minimum liquidity covenant for 2012. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

Revolving Facility

Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Facility, providing for a $20 million revolving facility. On February 28, 2011, the Company amended the Revolving Facility which increased the maximum loan amount to $30.0 million.  The amendment required the Company to provide cash as security for all outstanding and undrawn letters of credit but allowed the Company to utilize the existing $5.0 million pledged to PNC as part of the cash required to secure the letters of credit.

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility was collateralized by a $5.0 million restricted cash account less amounts used to collateralize outstanding, undrawn letters of credit.  The Company could not count the $5.0 million restricted cash account in its borrowing base.  At June 30, 2011, the amount of restricted cash collateralizing the Revolving Facility was $4.1 million.

At June 30, 2011, the Company had $11.1 million in letters of credit outstanding, which were collateralized by $11.1 million in a restricted cash account.  Availability under the Revolving Facility was $16.9 million at June 30, 2011.

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo.

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

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply. Our weighted-average gross corn cost for the first half of 2011 was approximately 92% higher than the first half of 2010.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us. Under these arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At June 30, 2011, we had firm-price purchase commitments to purchase approximately 11.3 million bushels of corn at an average fixed price of $6.92 per bushel for delivery through December 2011.  At December 31, 2010, we had firm-price purchase commitments to purchase approximately 3.0 million bushels of corn at an average fixed price of $5.62 per bushel for delivery through December 2011.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, did not mark these transactions to market.

From time to time, we enter into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At June 30, 2011, we had 634 long December corn futures contracts at an average price of $6.83 per bushel, 12 long September corn futures contracts at a average price of $6.43 per bushel and 231 short July corn futures contracts at an average price of $6.28 per bushel.  At December 31, 2010, we had 765 long March corn futures contracts at an average price of $6.01 per bushel.

We are also subject to market risk with respect to ethanol pricing. Our ethanol sales are priced using contracts that can either be based upon a fixed price; based upon the price of wholesale gasoline plus or minus a fixed amount; or based upon a market price at the time of shipment. We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts. At June 30, 2011, we had fixed-priced contracts to sell 1.9 million gallons of ethanol at an average price of $2.70 per gallon.  At December 31, 2010, we had fixed-priced contracts to sell 11.7 million gallons of ethanol at an average price of $2.31 per gallon.  These sale transactions would not be marked to market as they qualify for the normal sales exemption under ASC 815.

From time to time, we also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index price of unleaded gasoline plus or minus a fixed amount. At June 30, 2011, we had sold 34.1 million gallons of ethanol at index prices using Platt and OPIS indices. At December 31, 2010, we had sold 17.6 million gallons of ethanol at index prices using Platt and OPIS indices. When we have these arrangements, we assume the risk of a price decrease in the market price of gasoline. In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date. We account for these transactions under ASC 815. These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations.  The fair value of these derivative liabilities is recognized in other current assets or current liabilities in the condensed consolidated balance sheets, net of any cash paid to brokers.

From time to time, we enter into commodity futures contracts in connection with the sale of ethanol. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At June 30, 2011, we had future contracts to sell 3.3 million gallons of ethanol at $2.52 per gallon.  We did not have any futures contracts to sell ethanol at December 31, 2010.

We may also be subject to market risk with respect to our supply of natural gas which is consumed during the production of ethanol and its co-products and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions, overall economic conditions and foreign and domestic governmental regulation.  At June 30, 2011, we had purchased forward 365,000 MMBtu’s of natural gas at an average fixed price of $4.59 per MMBtu through the end of 2011.  At December 31, 2010, we had purchased forward 477,300 MMBtu’s of natural gas at an average fixed price of $4.30 per MMBtu through the first quarter of 2011. We have elected to account for these transactions as normal purchases under ASC 815 and, accordingly, have not marked these transactions to market.

We prepared a sensitivity analysis to estimate our exposure to market risk of our daily net commodity position. Our daily net commodity position consists of merchandisable agricultural commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. Based on the analysis performed, our highest position through the quarter ending June 30, 2011 had a fair value of $52.7 million, which would result in a $5.3 million market risk.  Our lowest position at June 30, 2011 had a fair value of $6.4 million, which would result in a $0.6 million market risk.  Our average position at June 30, 2011 was approximately $21.8 million, for an average market risk of $2.2 million. Our average position at June 30, 2011 was approximately $21.8 million, for an average market risk of $2.2 million.

Interest Rate Risk

The primary market risk associated with the Term Loan Agreement is sensitivity to changes in the interest rate. Borrowings under the Term Loan Agreement bear interest at (i) LIBOR (2% floor) plus 8.5% per annum or (ii) the alternate base rate plus 7.5% per annum.  The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. We performed a sensitivity analysis that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of June 30, 2011, a hypothetical 100 basis point change in interest rates would not impact our interest expense because the adjusted LIBOR rate as of June 30, 2011 was 0.30% compared to our minimum Term Loan Facility adjusted LIBOR rate of 2.00% per annum according to the Term Loan Agreement.

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as “JP Morgan”) in the Tenth Judicial Circuit in Tazewell County, Illinois. The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  This state court litigation is currently under a stay by the Circuit Court, which has prevented further prosecution of this dispute in the forum.  On June 10, 2011 the Company filed a request for arbitration with FINRA.  The request has been granted and the matter will move forward under FINRA Code of Arbitration Proceedings.  At this time, the Company is unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 7, 2009 (the “Petition Date”), Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively “the Debtors”), filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  On January 13, 2010, the Debtors filed the Plan.  The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Since the Effective Date certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties. At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition or cash flows.

On April 19, 2011, the Company was notified of the EPA’s intent to file an administrative complaint against Aventine Renewable Energy, Inc. for a release which occurred in March 2008.  The EPA noted that they would be seeking a penalty of approximately $193 thousand.  The Company has responded stating that its position is that such claims are barred by the bankruptcy proceedings.  At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition or cash flows.

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings, other than those described herein, that we believe could have a material adverse effect upon our business, operating results, financial condition or cash flows.

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

10.2

Amendment No. 3 to the Senior Secured Term Loan Credit Agreement and Consent to Amendment and Restatement of Intercreditor Agreement, dated as of July 20, 2011, by and among Aventine Renewable Energy Holdings, Inc., the lenders parties to the Senior Secured Term Loan Credit Agreement, and Citibank, N.A., as administrative agent and collateral agent for the lenders under the Senior Secured Term Loan Credit Agreement.

10.3

Amended and Restated Credit Agreement, dated as of July 20, 2011, by and among Wells Fargo Capital Finance, LLC, as agent and as lender, and Aventine Renewable Energy Holdings, Inc., Aventine Renewable Energy, Inc., Aventine Renewable Energy — Aurora West, LLC, Aventine Renewable Energy — Mt Vernon, LLC, Aventine Renewable Energy — Canton, LLC, Aventine Power, LLC and Nebraska Energy, L.L.C., as borrowers.

31.1	Certificate of Chief Executive Officer of Aventine Renewable Energy Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer of Aventine Renewable Energy Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: August 9, 2011	By:	/s/ John Castle
	Name:	John Castle
	Title:	Chief Financial Officer