Form 10-Q
period 2011-09-30
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2011-11-09
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, $0.001 Par Value	7,489,666 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) — Three months ended September 30, 2011 and 2010 (Successor), nine months ended September 30, 2011 (Successor), seven months ended September 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-1
	Condensed Consolidated Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) — Three months ended September 30, 2011 and 2010 (Successor), nine months ended September 30, 2011 (Successor), seven months ended September 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2011 (Successor), seven months ended September 30, 2010 (Successor) and two months ended February 28, 2010 (Predecessor)

		F-5
	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	22

	PART II

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Removed and Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor				Predecessor
	Three Months	Three Months	Nine Months	Seven Months	Two Months
	Ended	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In thousands, except per share amounts)
Net sales	$221,604	$97,460	$632,727	$231,338	$77,675
Cost of goods sold	(212,486)	(90,251)	(624,705)	(222,951)	(66,686)
Gross profit	9,118	7,209	8,022	8,387	10,989
Selling, general and administrative expenses	(7,389)	(9,243)	(26,431)	(23,595)	(4,608)
Start-up activities	—	(175)	—	(175)	—
Other expenses	(736)	399	(2,678)	(1,260)	(515)
Operating income (loss)	993	(1,810)	(21,087)	(16,643)	5,866
Interest income	8	52	51	67	—
Interest expense	(7,107)	(2,051)	(18,449)	(5,151)	(1,422)
(Loss) gain on derivative transactions, net	(6,303)	(233)	(6,627)	206	—
Loss on available for sale securities	—	(1,753)	—	(1,753)	—
Loss on early retirement of debt	(639)	—	(10,038)	—	—
Other non-operating income	1,945	35	1,875	245	—
Income (loss) before reorganization items and income taxes	(11,103)	(5,760)	(54,275)	(23,029)	4,444
Reorganization items	—	—	—	—	(20,282)
Gain due to plan effects	—	—	—	—	136,574
Loss due to fresh start accounting adjustments	—	—	—	—	(387,655)
Loss before income taxes	(11,103)	(5,760)	(54,275)	(23,029)	(266,919)
Income tax expense (benefit)	74	881	45	(29)	(626)
Net loss	$(11,177)	$(6,641)	$(54,320)	$(23,000)	$(266,293)

Loss per common share — basic	$(1.23)	$(0.76)	$(6.13)	$(2.63)	$(6.14)
Basic weighted-average number of shares	9,114	8,585	8,855	8,583	43,401

Loss per common share — diluted	$(1.23)	$(0.76)	$(6.13)	$(2.63)	$(6.14)
Diluted weighted-average number of common and common equivalent shares	9,114	8,585	8,855	8,583	43,401

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	Successor
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$22,101	$34,533
Restricted cash	5,752	164,765
Short-term investments	429	—
Accounts receivable, net of allowance for doubtful accounts of $51 in 2011 and $75 in 2010	12,701	11,571
Inventories	52,039	44,179
Income taxes receivable	917	954
Prepaid expenses and other current assets	9,336	14,185
Total current assets	103,275	270,187

Property, plant and equipment, net	297,608	296,289
Restricted cash	—	16,211
Other assets	14,969	11,291
Total assets	$415,852	$593,978

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,282	$157,718
Current obligations under capital leases	282	789
Accounts payable	18,471	23,311
Short term borrowings	6,000	—
Accrued liabilities	3,193	4,906
Other current liabilities	15,308	10,589
Total current liabilities	45,536	197,313

Long-term debt	214,284	190,239
Deferred tax liabilities	2,027	2,026
Other long-term liabilities	2,641	2,742
Total liabilities	264,488	392,320

Stockholders’ equity:
Common stock, par value $0.001 per share (15,000,000 shares authorized; 7,489,666 shares outstanding, net of 28,771 shares held in treasury at September 30, 2011; 7,448,916 shares outstanding, net of 7,791 shares held in treasury at December 31, 2010)	8	8
Preferred stock (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Additional paid-in-capital	231,653	227,360
Retained deficit	(79,784)	(25,464)
Accumulated other comprehensive loss, net	(513)	(246)
Total stockholders’ equity	151,364	201,658
Total liabilities and stockholders’ equity	$415,852	$593,978

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
			(In thousands)
Predecessor balance at January 1, 2010	21,548,640	43,048,158	$44	$294,297	$(28,421)	$1,612	$267,532
Stock option exercises	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	43	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	(266,293)	—	(266,293)
Pension and postretirement liability adjustment, net of tax	—	—	—	—	—	(3)	(3)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	765	765
Total comprehensive loss	—	—	—	—	—	—	(265,531)
Cancellation of Predecessor common stock	(21,548,640)	(43,048,158)	(44)	—	—	—	(44)
Reorganization and fresh start accounting adjustments	—	—	—	(294,670)	294,714	(2,374)	(2,330)
Predecessor balance at February 28, 2010	—	—	$—	$—	$—	$—	$—
Issuance of equity in connection with emergence from bankruptcy	—	6,614,882	8	219,916	—	—	219,924
Successor balance at February 28, 2010	—	6,614,882	$8	$219,916	$—	$—	$219,924
Stock option exercises	—	—	—	558	—	—	558
Stock-based compensation	—	98	—	1,172	—	—	1,172
Comprehensive loss:
Net loss	—	—	—	—	(7,100)	—	(7,100)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	—	—	(985)	(985)
Total comprehensive loss	—	—	—	—	—	—	(8,085)
Balance at March 31, 2010	—	6,614,980	$8	$221,646	$(7,100)	$(985)	$213,569
Stock option exercises	—	—	—		—	—
Stock-based compensation	—	230,078	—	1,152	—	—	1,152
Warrants exercised	—	144	—	6	—	—	6
Purchase of treasury stock	7,791	—	—	(355)	—	—	(355)
Comprehensive loss:
Net loss	—	—	—	—	(9,259)	—	(9,259)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,482)	(1,482)
Total comprehensive loss	—	—	—	—	—	—	(10,741)
Balance at June 30, 2010	7,791	6,845,202	$8	$222,449	$(16,359)	$(2,467)	$203,631
Stock option exercises	—	—	—	—	—	—	—
Stock-based compensation	—	563,202	—	1,262	—	—	1,262
Warrants exercised	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(6,641)	—	(6,641)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	2,469	2,469
Total comprehensive loss	—	—	—	—	—	—	(4,172)
Balance at September 30, 2010	7,791	7,408,404	$8	$223,711	$(23,000)	$2	$200,721

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
			(In thousands)
Balance at January 1, 2011	7,791	7,456,707	$8	$227,360	$(25,464)	$(246)	$201,658
Stock-based compensation	—	32,536	—	1,702	—	—	1,702
Warrants exercised	—	130	—	5	—	—	5
Repurchases of common stock	20,980	—	—	(557)	—	—	(557)
Comprehensive loss:				—
Net loss	—	—	—	—	(19,261)	—	(19,261)
Total comprehensive loss	—	—	—	—	—	—	(19,261)
Balance at March 31, 2011	28,771	7,489,373	$8	$228,510	$(44,725)	$(246)	$183,547
Stock-based compensation	—	—	—	2,905	—	—	2,905
Stock option exercises	—	29,064	—	339	—	—	339
Issuance of stock units	—	—	—	183	—	—	183
Comprehensive loss:
Net loss	—	—	—	—	(23,882)	—	(23,882)
Total comprehensive loss	—	—	—	—	—	—	(23,882)
Balance at June 30, 2011	28,771	7,518,437	$8	$231,937	$(68,607)	$(246)	$163,092
Stock-based compensation	—	—	—	(284)	—	—	(284)
Warrants exercised	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(11,177)	—	(11,177)
Pension and post retirement adjustment	—	—	—	—	—	5	5
Unrealized holding loss on available for sale Securities	—	—	—	—	—	(272)	(272)
Total comprehensive loss	—	—	—	—	—	—	(11,444)
Balance at September 30, 2011	28,771	7,518,437	$8	$231,653	$(79,784)	$(513)	$151,364

See notes to condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,
	2011	2010	2010
	(In thousands)
Operating Activities
Net loss	$(54,320)	$(23,000)	$(266,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for rejected executory contracts and leases	—	—	9,590
Depreciation and amortization	21,609	6,411	2,795
Stock-based compensation expense	4,845	4,144	277
Deferred income tax	—	(910)	—
Loss on Renewable Identification Numbers (RINs)	99	—	—
Non-cash gain due to plan effects	—	—	(136,574)
Non-cash loss due to fresh start accounting adjustments	—	—	387,655
Loss on early retirement of debt	10,038	—	—
Non-cash loss on available-for-sale securities	—	1,753	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,130)	(209)	2,560
Income tax receivable	37	—	—
Inventories	(7,860)	2,164	1,543
Prepaid expenses and other current assets	882	1,713	—
Other assets	569	(2,517)	1,339
Accounts payable	(4,839)	(6,049)	7,061
Other liabilities	2,487	1,854	(21,640)
Net cash used in operating activities	(27,583)	(14,646)	(11,687)

Investing Activities
Additions to property, plant and equipment, net	(20,171)	(50,537)	(2,086)
Canton, Illinois facility acquisition	—	(18,613)	—
Net cash used in investing activities	(20,171)	(69,150)	(2,086)

Financing Activities
Proceeds from the issuance of debt	25,000	—	—
Repayment of senior secured notes	(155,000)	—	—
Payment of term loan	(1,625)	—	—
Draw on revolving facility	6,000	—	—
Repayment of short-term note payable	(21)	(5,252)
Restricted cash	175,225	(3,783)	(7,833)
Penalty on early retirement of debt	(8,350)	—	—
Payments on capital lease obligations	(646)	(153)	—
Long-term liabilities assumed on Canton, Illinois facility	—	1,745	—
Proceeds from issuance of senior secured notes	—	50,750	98,119
Debt issuance costs	(5,266)	(2,546)	(1,190)
Net repayments on revolving credit facilities	—	—	(27,765)
Repayments of debtor-in-possession debt facility	—	—	(15,000)
Repurchase of treasury shares	—	(355)	—
Proceeds from warrants exercised	5	6	—
Proceeds from stock option exercises	—	—	96
Net cash provided by financing activities	35,322	40,412	46,427
Net increase (decrease) in cash and equivalents	(12,432)	(43,384)	32,654
Cash and equivalents at beginning of the period	34,533	85,239	52,585
Cash and equivalents at end of the period	$22,101	$41,855	$85,239

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

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

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

The accompanying unaudited condensed consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period. At September 30, 2011, the Company reclassified $1.6 million of debt related fees from “Current maturities of long-term debt” into “Long-term debt” on the condensed consolidated balance sheet for December 31, 2010. Additionally, at September 30, 2011, the Company reclassified a portion of depreciation expense from “Cost of goods sold” during the three months and seven months ended September 30, 2010 into “Selling, general and administrative expenses” on the condensed consolidated statements of operations. Such reclassification resulted in an increase in gross profit of $187 thousand and $253 thousand, respectively, for the three months and seven months ended September 30, 2010. The reclassifications had no impact on stockholders’ equity or net income.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2.                            BANKRUPTCY PROCEEDINGS AND RELATED EVENTS

On April 7, 2009 (the “Petition Date”), Aventine and all of its direct and indirect subsidiaries (collectively, the ‘‘Debtors’’), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the ‘‘Bankruptcy Court’’). The Debtors filed their First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code on January 13, 2010 (as modified, the ‘‘Plan’’). The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 (the ‘‘Confirmation Order’’) and became effective on March 15, 2010 (the “Effective Date”), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11 proceedings, generally does not change the manner in which financial statements are prepared while the company remains in Chapter 11 proceedings. However, ASC 852 does require that the financial statements for periods subsequent to the Petition Date and prior to the Effective Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations. The condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. ASC 852 became effective for Aventine on April 7, 2009, and Aventine segregated those items for all applicable reporting periods subsequent to such date through the Effective Date.

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

Fresh Start Accounting and Selection of Convenience Date

The Company emerged from bankruptcy on March 15, 2010. In accordance with ASC 852, the Company adopted fresh start accounting and adjusted the historical carrying value of its assets and liabilities to their respective fair values at the Effective Date. Simultaneously, the Company determined the fair value of its equity at the Effective Date. The Company selected an accounting convenience date (the “Convenience Date”) proximate to the Effective Date for purposes of making the aforementioned adjustments to historical carrying values, because the activity between the Effective Date and the Convenience Date does not result in a material difference in the results. The Company selected a Convenience Date of February 28, 2010. As a result, the Company recorded fresh start accounting adjustments to historical carrying values of assets and liabilities as of February 28, 2010 using market prices, discounted cash flow methodologies based primarily on observable market information and, to a lesser extent, on unobservable market information, and other techniques. The fresh start accounting adjustments are reflected in the condensed consolidated balance sheet at February 28, 2010 and in the condensed consolidated statement of operations for the two months ended February 28, 2010.  The Company’s condensed consolidated statement of operations for the seven months ended September 30, 2010 reflect the results of successor operations.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

4.                            NET LOSS PER SHARE

Basic loss per share excludes any dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such securities or contracts would be antidilutive. The dilution from each of these instruments is calculated using the treasury stock method.

The weighted average outstanding equity instruments that could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because they were antidilutive are as follows:

	Successor				Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,
	2011	2010	2011	2010	2010
	(In thousands)
Stock options	113	—	110	—	2,585
Restricted stock units	126	—	126	—	—
Totals	239	—	236	—	2,585

The Company used the two-class method to compute basic and diluted loss per share for all periods presented. The reconciliation of the net loss, net loss attributable to common shareholders and the weighted average number of share and share equivalents used in the computations of basic and diluted loss per share for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 are as follows:

	Successor				Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,
	2011	2010	2011	2010	2010
	(In thousands, except per share amounts)
Net loss	$(11,177)	$(6,641)	$(54,320)	$(23,000)	$(266,293)
Less net loss allocated to participating securities	—	(132)	—	(419)	—
Net loss attributable to common shareholders	$(11,177)	$(6,509)	$(54,320)	$(22,581)	$(266,293)
Weighted average shares and share equivalents outstanding:	9,114	8,585	8,855	8,583	43,401
Basic and diluted shares	$(1.23)	$(0.76)	$(6.13)	$(2.63)	$(6.14)

For the three and nine months ended September 30, 2011, 1.2 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share. For the three and seven months ended September 30, 2010, 1.9 million shares contemplated by the Plan to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share.

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

Fair Value Hierarchy on a Recurring Basis

The following tables summarize the valuation of the Company’s financial instruments which are carried at fair value as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$22,101	$22,101	$—	$—
Derivative contracts	$536	$536	$—	$—
Available for sale securities	$429	$429	$—	$—
Renewable Identification Numbers	$44	$44	$—	$—

	Fair Value Measurements at December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$34,533	$34,533	$—	$—
Derivative contracts	$1,081	$1,081	$—	$—
Renewable Identification Numbers	$138	$138	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at September 30, 2011 and December 31, 2010.

Realized and unrealized gains (losses)

For the three months and nine months ended September 30, 2011, the Company recorded net losses of $6.3 million and $6.6 million, respectively, related to the change in the fair value of its derivative transactions.  For the three months ended September 30, 2010, the seven months ended September 30, 2010 and the two months ended February 28, 2010, the Company recorded a net loss of $0.2 million, and net gains of $0.2 million and $0, respectively, related to the change in the fair value of its derivative transactions.  Such losses and gains were recorded in “(Loss) gain on derivative transactions, net” on the condensed consolidated statements of operations.  In the second quarter of 2011, we entered into commodity transactions using financial instruments, including futures and swaps, to lock in future margin which was present for July to December.  As the broader industry margins expanded, we experienced losses on these positions in our brokerage account.  We did not have the same opportunity to lock in positive margins in 2010, and therefore did not have the same exposure in the brokerage account.

At September 30, 2011 and December 31, 2010, the Company had short-term investments in Renewable Identification Numbers (“RINs”), which were held for investment purposes.  In order to monitor the mandated increase in renewable energy production, the Environmental Protection Agency (the “EPA”) requires each gallon of renewable fuel produced to have a unique serial number, a RIN, attached to it. Petroleum refiners then turn these RINs in to the EPA each year to prove that the petroleum refiners have blended the required amount of renewable fuel into their gasoline.  For the three months and nine months ended September 30, 2011, the Company recorded net realized losses on RINs held for trading purposes of $21.7 thousand and $99.8 thousand, respectively, which were recorded in “Other non-operating income (expense)” on the Company’s condensed consolidated statement of operations.  There were $274.4 thousand of losses on RINs for the nine months ended September 30, 2010.

At September 30, 2011, available for sale securities consisted of 425,000 shares of Imperial stock received in a legal settlement and were presented in the balance sheet at fair market value.  Cumulative unrealized holding losses of $272 thousand were presented in “Accumulated other comprehensive income (loss)” (“OCI”) on the consolidated balance sheet.  These OCI adjustments are reported before tax effect due to a valuation allowance fully offsetting the tax effect of these adjustments. The Company recorded a gain of $2 thousand for the seven months ended September 30, 2010 and a gain of $765 thousand for the two months ended February 28, 2010 in “Accumulated other comprehensive loss” on the condensed consolidated balance sheet for changes in the fair value of its available for sale securities.  At each reporting date, the Company performed an evaluation of impaired equity securities to determine if the unrealized loss was other-than-temporary.  Such evaluation consisted of a number of factors including, but not limited to, the length of time and extent to which the fair value had been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovered.  The assessment of the ability and intent of to hold these securities to recovery focused on liquidity needs, asset/liability management objectives and security portfolio objectives.  Based on the results of the evaluation, management concluded that as of September 30, 2011, the unrealized losses related to such equity securities were temporary.

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

6.                            INVENTORY

Inventories primarily consist of agricultural and energy-related commodities, including corn, ethanol, and coal, and were as follows at September 30, 2011 and December 31, 2010:

	Successor
	September 30,	December 31,
	2011	2010
	(In thousands)
Finished products	$34,314	$27,984
Work-in-process	6,873	6,008
Raw materials	10,852	10,187
Total	$52,039	$44,179

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

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material it uses to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to its customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand.  From time to time, the Company may have firm-price purchase commitments with some of its corn suppliers under which the Company agrees to buy corn at a price set in advance of the actual delivery of that corn.  Under these arrangements, the Company assumes the risk of a price decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  The Company accounts for these transactions as normal purchases under ASC 815, Derivatives and Hedging (“ASC 815”), and accordingly, it does not mark these transactions to market.

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

Derivative instruments not designated as hedging instruments under ASC 815 at September 30, 2011 and December 31, 2010:

		Successor
		September 30,	December 31,
Type	Balance Sheet Classification	2011	2010
		(In thousands)
Corn and ethanol futures positions	Other current assets	$(2,252)	$1,081

The realized and unrealized effect on the Company’s condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 were as follows:

		Successor				Predecessor
		Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
Corn	(Loss) gain on derivative transactions	$(2,154)	$2,397	$(4,571)	$2,722	$—
Ethanol	(Loss) gain on derivative transactions	(4,149)	(2,630)	(2,056)	(2,516)	—
(Loss) gain on derivative transactions, net		$(6,303)	$(233)	$(6,627)	$206	$—

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

On July 20, 2011, the Revolving Credit Agreement with PNC was terminated and replaced with a revolving credit facility (the “New Revolving Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”).  Although the Revolving Facility was terminated, as of September 30, 2011 not all of the outstanding letters of credit had been transferred to Wells Fargo Capital Finance, LLC, under the New Revolving Facility.  At September 30, 2011, the Company had $5.5 million in letters of credit outstanding under the Revolving Facility with PNC, which were collateralized by $5.8 million in a restricted cash account.

Revolving Credit Facility with Wells Fargo

On July 20, 2011, Aventine and each of its subsidiaries, as co-borrowers (collectively, the “Borrowers”), entered into the New Revolving Facility with the lenders party thereto (the “Lenders”), and Wells Fargo as Lender and as agent for the Lenders (the “New Revolving Facility Agreement”) with a $50.0 million commitment (the “Commitments”).  Borrowings under the New Revolving Facility will be used for general corporate purposes, and are limited to eligible accounts receivable and eligible inventory.  The Company terminated the Revolving Credit Agreement with PNC and paid a $600 thousand early termination fee.  In addition, the Company expensed $39 thousand in related unamortized debt issuance costs.  Both items are included in debt extinguishment costs for the three and nine months ended September 30, 2011.  The Company capitalized $2.3 million in debt issuance costs for the three and nine months ended September 30, 2011 related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.   The Company recognized $114 thousand of expense for the amortization of debt issuance costs related to the New Revolving Facility Agreement during the three and nine months ended September 30, 2011.

The loans under the New Revolving Facility will mature on the earlier of (a) July 20, 2015 and (b) the date that is six (6) months before the maturity date of the indebtedness under the Term Loan Agreement (as defined below) (or if the indebtedness under the Term Loan Agreement is fully refinanced or replaced, the maturity date of such refinanced or replaced indebtedness).  The New Revolving Facility has a borrowing base principally supported by the inventory and accounts receivable of the Borrowers.

The rights and obligations of the lenders under the Revolving Credit Agreement have been assigned from PNC to Wells Fargo under the New Revolving Facility Agreement.  The New Revolving Facility Agreement includes a grant of liens on substantially all of the assets of the Borrowers.  The security interests granted under the New Revolving Facility in the assets (including inventory and accounts receivable) other than substantially all of Borrowers’ fixed assets will be first priority in nature, subject to customary exceptions, and the security interests in the collateral constituting substantially all of the Borrowers’ fixed assets will be second priority in nature, and subject to customary liens and the first priority lien on such assets under Aventine’s senior secured term loan credit agreement dated as of December 22, 2010 by and among Aventine, as borrower, Citibank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Loan Agent”), the lenders party thereto and certain other persons (as amended, and as may be amended, supplemented or otherwise modified from time to time, the “Term Loan Agreement”).

Borrowings under the New Revolving Facility Agreement will bear interest at (i) the London Interbank Offered Rate (“LIBOR”) plus 3.0% to 3.5% or (ii) the alternate base rate plus 2.0% to 2.5%.     The applicable margin on loans under the New Revolving Facility will be re-determined on the first day of each fiscal quarter of Aventine by calculating the average amount that the Borrowers are entitled to borrow under the New Revolving Facility (after giving effect to any outstanding borrowings thereunder) as a proportion of the Commitments (as decreased by the amount of reductions in the Commitments pursuant to the New Revolving Facility).  The alternate base rate will be calculated based on the greater of (A) the Federal funds rate plus 1/2 of 1.0%, (B) the LIBOR rate (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association, as its “prime rate”.

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

At September 30, 2011, the Company had short term borrowings and letters of credit outstanding of $6.0 million and $3.9 million, respectively, under the New Revolving Facility.

9.                            LONG-TERM DEBT

The following table summarizes the Company’s outstanding debt:

	Successor
	September 30,	December 31,
	2011	2010
	(In thousands)
Senior secured term loan credit agreement due December 2015 (net of discount of $7,013 and $8,000, respectively, in 2011 and 2010)	$216,362	$192,042
Senior secured notes due March 2015 (including unamortized premium of $689 at December 31, 2010)	—	155,689
Other	204	226
	$216,566	$347,957
Less: current maturities of long-term debt	(2,282)	(157,718)
Total long-term debt, net	$214,284	$190,239

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

On April 7, 2011, the Company entered into an incremental amendment (the “Incremental Amendment”) with the Term Loan Agent and Macquarie Bank Limited, as lender (“Macquarie”), to the Company’s Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned an aggregate principal amount equal to $25.0 million, before fees of $1.3 million in fees, to the Company.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  The Company continues to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

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

10.                     INTEREST EXPENSE

The following table summarizes interest expense:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In thousands)
Term loan facility	$6,009	$—	$17,174	$—	$—
Senior secured notes	—	4,171	1,119	8,190	—
Revolving credit facility	38	—	38	—	600
Debtor-in-possession debt facility	—	—	—	—	502
Amortization of original issue discount and deferred debt issuance costs	852	57	2,157	57	313
Other	265	5	827	108	7
Capitalized interest	(57)	(2,182)	(2,866)	(3,204)	—
Interest expense, net	$7,107	$2,051	$18,449	$5,151	$1,422

During the three months and nine months ended September 30, 2011, the Company recorded $0.1 million and $2.9 million, respectively, of capitalized interest related to its capacity expansion projects.  During the three months ended September 30, 2010 and the seven months ended September 30, 2010, the Company recorded $2.2 million and $3.2 million, respectively, of capitalized interest related to its capacity expansion projects.  The Company did not record capitalized interest during the two months ended February 28, 2010.

11.                     COMMITMENTS AND CONTINGENCIES

Environmental Remediation and Contingencies

The Company is subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of the Company’s employees.  These laws, regulations, and permits require the Company to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require the Company to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures. As such, the Company has not accrued any amounts for environmental matters as of September 30, 2011.

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

On April 19, 2011, the Company was notified of the EPA’s intent to file an administrative complaint against Aventine Renewable Energy, Inc. for a release which occurred in March 2008.  The EPA noted that they would be seeking a penalty of approximately $0.2 million.  The Company has responded stating that its position is that such claims are barred by the bankruptcy proceedings.  At this time, the Company is unable to determine the impact such litigation will have on its business, operating results, financial condition and cash flows.

The Company initiated a civil action against E-Biofuels in 2009 related to breach of agreement, and asked for not less than $3.0 million in compensation.  This suit was later transferred to the Bankruptcy Court and subsequently settled in the Company’s favor on July 6, 2011.  Under the terms of the settlement, the Company received $0.2 million in cash and 425,000 shares of Imperial (E-Biofuels’ parent company) stock.   The stock was valued at $0.7 million on the date of receipt of July 6, 2011.  The Company also had previously recorded a liability related to tax credits of $0.7 million which was relieved by the settlement.  The net gain of $1.6 million is included in other non-operating income for both the three months and the nine months ended September 30, 2011 on the statement of operations.  The stock was booked as short-term investments which are classified as available for sale securities on the balance sheet.  For the three and nine months ended September 30, 2011, the Company booked a loss on available for sale securities of $0.3 million related to the decrease in the current trading price of the stock which is included in other comprehensive income on the statements of stockholders’ equity.  These OCI adjustments are reported before tax effect due to a valuation allowance fully offsetting the tax effect of these adjustments.

On September 3, 2009, Union Tank Car Company filed notice of a claim against the Company with the Bankruptcy Court for a general unsecured claim in the amount of $82.6 million for certain estimated end charges including railcar cleaning cost and unpaid rental payments for leased railcars.  Union Tank also filed an administrative claim against the Company in the amount of $0.1 million for the alleged use of railcars after the effective date of the rejection of the leases for such railcars.  The Company disputed both of these claims.  On September 30, 2011, the Court ruled that the claim shall be allowed in the amount of $27.6 million.  Partial distribution of shares on account was made October 31, 2011 in accordance with the terms of the Plan and at such time as the distribution was made to other holders of claims in classes five and six that were allowed as of September 30, 2011.  As a result of the settlement on September 30, 2011, the Company reversed the related reserve for this matter of $0.1 million through non-operating income on the statements of operations.

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

A summary of the components of net periodic pension cost for the Retirement Plan is as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In thousands)
Service cost	$80	$84	$269	$196	$56
Interest cost	153	135	429	315	87
Expected return on plan assets	(200)	(173)	(604)	(404)	(115)
Amortization of net actuarial loss	—	—	—	—	7
Amortization of prior service cost	—	—	—	—	14
Net periodic pension cost	$33	$46	$94	$107	$49

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

A summary of the components of net periodic postretirement cost for the Postretirement Plan is as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In thousands)
Service cost	$38	$16	$75	$38	$12
Interest cost	38	29	97	66	20
Amortization of net actuarial loss	7	—	7	—	(4)
Net periodic postretirement cost	$83	$45	$179	$104	$28

14.                     INCOME TAXES

The provision for income taxes for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 consists of the following:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In thousands)
Current benefit (expense)	$(74)	$(881)	$(45)	$(881)	$626
Deferred (expense) benefit	—	—	—	910	—
Interest income (expense)	—	—	—	—	—
Total income tax benefit (expense)	$(74)	$(881)	$(45)	$29	$626

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

As of September 30, 2011, the Company had $0.1 million of unrecognized tax benefits.  All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At September 30, 2011, the Company’s liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.  There is a reasonable possibility that these unrecognized tax benefits could reverse within the next 12 months.

15.                     STOCK-BASED COMPENSATION PLANS

Pre-tax stock-based compensation expense for the three and nine months ended September 30, 2011 was a reduction of expense of $0.3 million and expense of $4.8 million, respectively, which was charged to selling, general and administrative expense.   During the third quarter of 2011, an executive left the Company.  As part of the executive’s release agreement, the executive became fully vested in various modified equity awards.  As a result of the executive’s departure, the Company recognized a benefit of approximately $1.1 million in pre-tax equity-based compensation expense during the three and nine months ended September 30, 2011.  The credit to expense is due to a shorter exercise period and decline in stock value relative to the original grant date.

Pre-tax stock-based compensation expense for both the three and seven months ended September 30, 2010 was approximately $1.3 million, which was charged to selling, general and administrative expense. For the two months ended February 28, 2010, the Predecessor recognized $0.3 million of pre-tax stock-based compensation expense, of which $0.1 million was charged to cost of sales and $0.2 million was charged to selling, general and administrative expense.

Equity Awards

During the three months and nine months ended September 30, 2011, the Company awarded 17,914 restricted share unit awards to directors. These awards will vest if the directors remain through the required service period.  As such, the Company has recognized $0.1 million for both the three and nine months ended September 30, 2011, which is included in pre-tax equity-based compensation expense. The Company will recognize the remaining aggregate grant date fair value over the vesting period.

During the three months and nine months ended September 30, 2011, the Company awarded 276,482 hybrid equity unit awards. Under the terms of such equity awards, 50% vested on the grant date, while the remaining awards vest equally over the remaining service period.  As such, the Company has recognized $0.1 million and $2.7 million, respectively, for the three and nine months ended September 30, 2011 which is included in pre-tax equity-based compensation expense. The Company will recognize the remaining aggregate grant date fair value over the vesting period.

16.                     SUBSEQUENT EVENTS

On October 31, 2011, the Company commenced a pro-rata distribution, consisting of 774,425 shares of common stock, to holders of the Company’s pre-petition notes and to holders of allowed general unsecured claims, with 399,993 shares distributed to holders of pre-petition notes and 374,432 shares to holders of allowed general unsecured claims.  Approximately 0.4 million shares of common stock are reserved for future distributions to these holders.

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

Business Summary

Aventine Renewable Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Aventine” or the “Company”, unless the context otherwise requires, are  producers and marketers of ethanol.  Through our production facilities, we market and distribute ethanol to many of the leading energy companies in the United States (the “U.S.”).  Our revenues are principally derived from the sale of ethanol and from the sale of co-products and bio-products that we produce as by-products during the production of ethanol at our plants.

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

On April 7, 2011, we entered into an incremental amendment (the “Incremental Amendment”) with Citibank, N.A., as administrative agent for the lenders under the senior secured term loan agreement, dated as of December 22, 2010 (the “Term Loan Agreement”), and Macquarie Bank Limited, as lender (“Macquarie”), to the Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned us an aggregate principal amount equal to $25.0 million, before $1.3 million in fees.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  We continue to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

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

On July 20, 2011, Aventine and each of its subsidiaries, as co-borrowers (collectively, the “Borrowers”), entered into a revolving credit facility (the “New Revolving Facility”) with the lenders party thereto (the “Lenders”), and Wells Fargo Capital Finance, LLC, as Lender and as agent for the Lenders (in such capacity, “Wells Fargo”) (the “New Revolving Facility Agreement”) with a $50.0 million commitment.  Borrowings under the New Revolving Facility are limited to eligible accounts receivable and eligible inventory.    At September 30, 2011, there was $16.1 million available under the New Revolving Facility Agreement.  The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes.  In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo.  The Company terminated the Revolving Credit Agreement with PNC and paid a $600 thousand early termination fee.  In addition, the Company expensed $39 thousand in related unamortized debt issuance costs.  Both items  are included in debt extinguishment costs for the three and nine months ended September 30, 2011.  The Company capitalized $2.3 million in debt issuance costs for the three and nine months ended September 30, 2011 related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.  The Company recognized $114 thousand of expense in debt issuance costs related to the New Revolving Facility Agreement during the three and nine months ended September 30, 2011.

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

On August 19, 2011, Thomas Manuel (“Mr. Manuel”) retired as Chief Executive Officer of the Company.  Mr. Manuel and the Company entered into a mutual release agreement, dated August 19, 2011 (the “Release Agreement”), whereby the parties acknowledged that Mr. Manuel would no longer serve as Chief Executive Officer of the Company.  Mr. Manuel also retired from his position as a director of the Company, effective the same date.  Pursuant to the terms of the Release Agreement, Mr. Manuel received, among other things, (i) a separation  payment of $1,000,000; (ii) the vesting of his outstanding equity awards, effective as of August 19, 2011; and (iii) his outstanding restricted stock units.    Mr. Manuel’s options and hybrid equity units will remain exercisable until August 19, 2012.

On September 3, 2009, Union Tank Car Company (“Union Tank”) filed notice of a claim against the Company with the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for a general unsecured claim in the amount of $82.6 million for certain estimated end charges including railcar cleaning cost and unpaid rental payments for leased railcars.  Union Tank also filed an administrative claim against the Company in the amount of $0.1 million for the alleged use of railcars after the effective date of the rejection of the leases for such railcars.  The Company disputed both of these claims.  On September 30,

2011, the Court ruled that the claim shall be allowed in the amount of $27.6 million.  Partial distribution of shares on account was made October 31, 2011 in accordance with the terms of the First Amended Joint Plan of Reorganization under Chapter 11 of Title 11 of the U.S. Code (as modified, the “Plan”) and at such time as the distribution was made to other holders of claims in classes five  and six that were allowed as of September 30, 2011.  As a result of the settlement on September 30, 2011, the Company reversed the related reserve for this matter of $0.1 million through non-operating income on the statement of operations.

The Company initiated a civil action against E-Biofuels in 2009 related to breach of agreement, and asked for not less than $3.0 million in compensation.  This suit was later transferred to the Bankruptcy Court and subsequently settled in the Company’s favor on July 6, 2011.  Under the terms of the settlement, the Company received $0.2 million in cash and 425,000 shares of Imperial (E-Biofuels’ parent company) stock.   The stock was valued at $0.7 million on the date of receipt of July 6, 2011.  The Company also had previously recorded a liability related to E-Biofuels taxes of $0.7 million which was relieved by the settlement.  The net gain of $1.6 million is included in other non-operating income on the statement of operations.  The stock was booked as short-term investments which are classified as available for sale securities on the balance sheet.  For the three and nine months ended September 30, 2011, the Company booked a loss on available for sale securities of $0.3 million related to the decrease in the current trading price of the stock which is included in other comprehensive income on the statements of stockholders’ equity.  These “Accumulated other comprehensive income (loss)” (“OCI”) adjustments are reported before tax effect due to a valuation allowance fully offsetting the tax effect of these adjustments.

On October 31, 2011, the Company commenced a pro-rata distribution, consisting of 774,425 shares of common stock, to holders of the Company’s pre-petition notes and to holders of allowed general unsecured claims, with 399,993 shares distributed to holders of pre-petition notes and 374,432 shares to holders of allowed general unsecured claims.  Approximately 0.4 million shares of common stock are reserved for future distributions to these holders.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Commodity Pricing

Our operations are highly dependent on commodity prices, especially prices for ethanol, corn and natural gas.

Ethanol. The average price of a gallon of ethanol per the OPIS indices was $2.83 during the third quarter of 2011 compared to $1.80 per gallon during the third quarter of 2010, an increase of approximately 57.2%.  During the first nine months of 2011, ethanol prices per the OPIS indices averaged approximately $2.63 per gallon compared to an average of $1.75 per gallon during the first nine months of 2010, an increase of approximately 50.3%.  At September 30, 2011, we had contracts for delivery of ethanol totaling 52.3 million gallons through May 31, 2012, of which 2.5 million gallons were based on fixed-price contracts and 49.7 million gallons were at spot prices using Platts and OPIS indices.

Corn. During the third quarter of 2011, the Chicago Board of Trade (“CBOT”) corn futures prices averaged approximately $6.96 per bushel compared to an average price of $3.83 per bushel during the third quarter of 2010, an increase of approximately 70.5%.  During the first nine months of 2011, the CBOT corn futures prices averaged approximately $6.99 per bushel compared to an average price of $3.67 per bushel during the first nine months of 2010, an increase of approximately 90.5%.  The price fluctuations in corn over 2010 and 2011, based on the CBOT corn futures, has ranged from a low of $3.25 per bushel at the end of June 2010 to a high of $7.87 per bushel in mid June 2011. We continue to believe that corn prices are likely to remain above historical levels for the foreseeable future.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply. As we do this, we have in the past often shorted a like amount of CBOT corn futures with similar dates to lock in the basis differential. We have also occasionally used CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases. Exchange traded futures contracts for commodities are marked to market each period. Our forward physical purchases of corn are not marked to market.  At September 30, 2011, we had fixed price purchase contracts for 1.7 million bushels of corn through January 31, 2012 and we had futures contracts to purchase 2.8 million bushels of corn through December 31, 2011.

Natural Gas. Natural gas is an important input in our ethanol and co-product production process. We use natural gas primarily to dry distillers grains for storage and transportation over longer distances. This allows us to market distillers grains to broader livestock markets in the U.S. The price fluctuation in natural gas prices over the first nine months of 2011, based on the New York Mercantile Exchange daily futures data, has ranged from a high of $4.85 per MMBtu at the beginning of June to a low of $3.67 per MMBtu at the end of September, with an average price of $4.21 per MMBtu.  During the third quarter of 2011, natural gas prices, based on the New York Mercantile Exchange daily futures data, have ranged from a high of $4.55 per MMBtu at the middle of July to a low of $3.67 per MMBtu at the end of September, with an average price of $4.06 per MMBtu. Our current natural gas usage is approximately 492,000 MMBtu’s per month.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.

This discussion should be read in conjunction with our condensed consolidated financial statements and notes to our condensed consolidated financial statements contained herein and the consolidated financial statements and related notes for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K.

Overview

For the three months ended September 30, 2011 and 2010, we generated net losses of $11.2 million and $6.6 million, respectively.  The loss in the three months ended September 30, 2011 is primarily due to increased corn costs relative to ethanol values and elevated conversion costs at Mt. Vernon due to downtime for scheduled maintenance.  The Mt. Vernon facility operated at 59.9% of capacity during the quarter.  The under absorption of fixed costs negatively impacted the quarter.  Contributing to the loss in the three months ended September 30, 2010 was higher selling, general and administrative (“SG&A”) expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy (see SG&A expenses discussion below).

For the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010, we generated net losses of $54.3 million, $23.0 million and $266.3 million, respectively. The loss in the nine months ended September 30, 2011 is primarily due to increased corn costs relative to ethanol values and elevated conversion costs at Mt. Vernon due to start-up inefficiencies, as well as a $9.4 million loss incurred on the early extinguishment of the Notes.  Contributing to the loss in the seven months ended September 30, 2010 was higher SG&A expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy (see SG&A expenses discussion below). The loss in the two months ended February 28, 2010 is primarily attributable to adjustments of $387.7 million required to report assets and liabilities at fair value under fresh start accounting and $20.3 million of reorganization items resulting from our Chapter 11 bankruptcy filing, which were offset by a gain due to plan effects of $136.6 million.

Total gallons of ethanol marketed and distributed were as follows:

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	February 28, 2010
	(In millions)
Equity production	60.4	40.8	177.3	102.5	32.0
Purchase/resale	2.8	.4	6.7	.9	.2
(Increase)/decrease in inventory	(3.7)	.3	1.6	2.2	(.7)
Total gallons	59.5	41.5	185.6	105.6	31.5

The increase in equity production of 19.6 million gallons for the three months ended September 30, 2011 compared to the same period in 2010 and the increase of 42.8 million gallons for the nine months ended September 30, 2011 compared to the same period in 2010 is primarily the result of the start-up of the Mt. Vernon facility in late 2010.  The increase in gallons marketed and distributed of 18.0 million gallons for the three months ended September 30, 2011 compared to the same period in 2010 and the increase of 48.5 million gallons for the nine months ended September 30, 2011 compared to the same period in 2010 is primarily attributable to the start-up of our Mt. Vernon facility.

The Three Months Ended September 30, 2011 Compared To The Three Months Ended September 30, 2010

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
	(In millions)
Net sales	$221.6	$97.5
Cost of goods sold	(212.5)	(90.3)
Gross profit (loss)	9.1	7.2
Selling, general and administrative expenses	(7.4)	(9.2)
Start-up activities	—	(0.2)
Other operating expense	(.7)	.4
Operating income (loss)	1.0	(1.8)
Other income (expense):
Interest expense, net of interest income	(7.1)	(2.0)
(Loss) gain on derivative transactions	(6.3)	(.2)
Loss on early extinguishment of debt	(.6)	(1.8)
Other non-operating income (loss)	1.9	—
Income tax expense	.1	.9
Net loss	$(11.2)	$(6.7)

Net sales were generated from the following products:

	Successor
	Three Months Ended September 30,	Three Months Ended September 30,
	2011	2010
	(In millions)
Ethanol	$170.6	$74.9
By-Products	51.0	22.6
Total	$221.6	$97.5

The overall increase in net sales from the third quarter of 2010 to the third quarter of 2011 is primarily the result of increased sales volumes from our increased production, as well as an increase in the sales price per gallon of ethanol.  During the third quarter of 2011, we produced 60.4 million gallons of ethanol compared to 40.8 million gallons during the third quarter of 2010, an increase of 19.6 million gallons, or 48.0%.  We marketed and sold 59.5 million gallons of ethanol during the three months ended September 30, 2011 for an average sales price of $2.87 per gallon compared to 41.5 million gallons at an average sales price of $1.80 per gallon during the three months ended September 30, 2010.  These average prices exclude freight charges which are included in cost of sales.

The increase in by-product revenues is primarily a result of an increase in the price per ton sold, as well as an increase in the volume sold.  We sold 257.0 thousand tons during the three months ended September 30, 2011 for an average price of $198.31 per ton compared to 197.6 thousand tons during the three months ended September 30, 2010 for an average price of $114.39 per ton. By-product revenues, as a percentage of corn costs, fell to 31.2% during the three months ended September 30, 2011 compared to 37.5% during the three months ended September 30, 2010.  Co-products sold by the dry mill process have less value historically than those sold by the wet mill process.  As a result of the addition of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products sold changed from 60% higher value wet mill products and 40% lower value dry mill products during the third quarter of 2010, to roughly 48% higher value wet mill products and 52% lower value dry mill products during the third quarter of 2011.

Cost of goods sold consists of corn costs, conversion costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products, and depreciation and amortization which are discussed in detail below.

	Successor
	Three Months Ended		Three Months Ended
	September 30, 2011	Percentage of Net sales	September 30, 2010	Percentage of Net sales
	(In millions, except percentages)
Cost of goods sold	$212.5	95.9%	$90.3	92.6%

The increase in cost of goods sold from the three months ended September 30, 2010 compared to the three months ended September 30, 2011 is the result of higher volumes of ethanol produced and sold during the third quarter of 2011, as well as an increase in corn costs. The increase in cost of goods sold as a percentage of net sales is principally the result of increased corn costs, freight costs and depreciation (discussed below).

Corn costs for the three months ended September 30, 2011 and 2010 were $163.1 million and $60.3 million, respectively.  The increase in corn costs is due to an increase in the number of bushels used in production, as well as an increase in the price per bushel.  We used 22.7 million bushels of corn in production during the third quarter of 2011 compared to 15.7 million bushels during the third quarter of 2010. Additionally, during the three months ended September 30, 2011, corn used in production was approximately $7.19 per bushel compared to $3.83 per bushel for the three months ended September 30, 2010.  Our average corn costs during the third quarter of 2011 were slightly higher than the CBOT average price of $6.96 during the same period.

Conversion costs for the three months ended September 30, 2011 and 2010 were as follows:

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
	(In millions)
Utilities	$15.0	$8.5
Salary and benefits	5.9	5.1
Materials and supplies	6.9	4.6
Denaturant	3.1	1.5
Outside services	5.0	1.4
Other	.6	.6
	$36.5	$21.7

The increases in utilities, materials and supplies, and outside services are primarily attributable to the start-up of our Mt. Vernon facility.  Conversion costs per gallon were $0.60 for the third quarter of 2011, including $1.0 million for the planned shutdown of the Pekin operation, compared to $0.53 for the third quarter of 2010.  The planned shutdown at Pekin cost the Company approximately $.02 per gallon.  Inefficiencies from lower operating capacity at the Mt. Vernon facility contributed approximately $0.09 per gallon to the total conversion costs for the quarter ended September 30, 2011.

Depreciation and amortization expense for the three months ended September 30, 2011 was $6.1 million compared to $2.3 million in the three months ended September 30, 2010.  Depreciation expense increased primarily as a result of the start-up of the Mt. Vernon facility.

Purchased ethanol is included in our cost of goods sold.  For the third quarter of 2011, we purchased 2.8 million gallons for a total of $8.0 million compared to 0.4 million gallons during the third quarter of 2010 for a total of $0.7 million.  The cost per gallon purchased during the three months ended September 30, 2011 was $2.85 compared to $1.66 during the three months ended September 30, 2010.

As stated above, cost of goods sold includes the cost changes in our inventory. Our direct materials, labor and overhead costs in the condensed consolidated statements of operations are based on production amounts.  The change in inventory included in cost of goods sold adjusts our statements of operations from cost of production to cost of sales.  During the three months ended September 30, 2011, changes in inventory resulted in a reduction to cost of goods sold of $11.2 million compared to an expense of $0.1 million in the three months ended September 30, 2010.  The reduction in cost of goods sold for the three months ended September 30, 2011 was primarily the result of the quantity and value of ethanol produced and sold during the quarter.

Freight and logistics costs for the three months ended September 30, 2011 were $8.0 million compared to $6.4 million during the three months ended September 30, 2010.  The increase is due to higher volumes shipped.  During the third quarter of 2011, we marketed and distributed approximately 59.5 million gallons of ethanol compared to 41.5 million gallons during the three months ended September 30, 2010.  On a per gallon basis, freight and logistics costs were $0.08 per gallon for ethanol for the three months ended September 30, 2011 compared to $0.11 per gallon for the three months ended September 30, 2010.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was $1.01 for the three months ended September 30, 2011 compared to $0.88 for the three months ended September 30, 2010.

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Commodity spread	$1.01	$0.88
Average sales price per gallon of ethanol	$2.87	$1.80
Average purchase price per bushel of corn	$7.19	$3.83
Co-product revenue as a percentage of corn costs	31.2%	37.5%

SG&A expenses were $7.4 million during the third quarter of 2011 compared to $9.2 million during the third quarter of 2010. SG&A expenses in the three months ended September 30, 2011 were primarily comprised of $3.5 million of salary and benefits expense, $(0.3)  million of stock compensation expense, $1.7 million of outside services expenses, $0.5 million of depreciation expense, $0.4 million of expense related to materials and supplies, and $1.5 million of other expenses   Included in the three months ended September 30, 2011 totals are carrying costs related to our Canton and Aurora West facilities of $0.9 million.  During the third quarter of 2011, the Company recognized a net benefit of $0.3 million in equity compensation expense.  This net benefit is primarily the result of the modification of various equity awards granted to our Chief Executive Officer, who left the company in August 2011.  The Company recognized a net benefit of $1.1 million as a result of the equity award modifications.  The Company also recognized expense of $1.0 million related to payments made to the former Chief Executive Officer upon his departure.  SG&A expenses in the three months ended September 30, 2010 were primarily comprised of $2.8 million of salary and benefits expense, $1.3 million of stock compensation expense, $3.1 million of outside services expenses, $0.4 million of expense related to materials and supplies and $1.6 million of other expenses.

Interest expense for the three months ended September 30, 2011 was $7.1 million compared to $2.1 million for the three months ended September 30, 2010.  Interest expense for the three months ended September 30, 2011 includes $6.0 million related to the term loan facility under the Term Loan Agreement (the “Term Loan Facility”), $0.3 million of other interest expense, and $0.9 million of amortization of deferred financing fees and original issue discount, reduced by capitalized interest of $0.1 million. Interest expense for the three months ended September 30, 2010 includes $4.2 million of interest expense related to the Notes, reduced by capitalized interest of $2.2 million.

Loss on derivative transactions, net for the three months ended September 30, 2011 includes $6.3 million of net realized and unrealized losses on corn and ethanol derivative contracts versus net realized and unrealized losses in the three months ended September 30, 2010 of $0.2 million. In the second quarter of 2011, we entered into commodity transactions using financial instruments, including futures and swaps, to lock in future margin which was present for July to December.  As the broader industry margins expanded, we experienced losses on these positions in our brokerage account.  We did not have the same opportunity to lock in positive margins in 2010, and therefore did not have the same exposure in the brokerage account.  We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815, Derivatives and Hedging (“ASC 815”).

Other non-operating income of $1.9 million for the three months ended September 30, 2011 compared to none for the three months ended September 30, 2010 is primarily related to gains on legal settlements with E-BioFuels and Union Tank.  See the discussion under “Recent Developments”.

Our tax rate for the three months ended September 30, 2011 was 0.7% of pre-tax loss compared to a tax rate for the three months ended September 30, 2010 of 15.3% of pre-tax loss.  Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on our deferred taxes.

Facility Operating Data

The following table provides selected key operating statistics for our operating facilities.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In millions)
Pekin:
Ethanol Gallons Produced	36.1	35.1	108.4	107.6
Corn Consumed (bushels)	13.8	13.6	41.1	41.0

Nebraska Energy:
Ethanol Gallons Produced	7.7	5.7	18.0	26.9
Corn Consumed (bushels)	2.9	2.1	6.8	10.2

Mt. Vernon:
Ethanol Gallons Produced	16.6	—	50.9	—
Corn Consumed (bushels)	6.0	—	18.7	—

The Nine Months Ended September 30, 2011 Compared to the Seven Months Ended September 30, 2010 and Two Months Ended February 28, 2010

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

	Successor		Predecessor
	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	February 28, 2010
	(In millions)
Net sales	$632.7	$231.3	$77.7
Cost of goods sold	(624.7)	(222.9)	(66.7)
Gross profit (loss)	8.0	8.4	11.0

Selling, general and administrative expenses	(26.4)	(23.6)	(4.6)
Other operating expense	(2.7)	(1.4)	(0.5)
Operating income (loss)	(21.1)	(16.6)	5.9
Other income (expense):
Interest expense, net of income	(18.4)	(5.1)	(1.4)
(Loss) gain on derivative transactions	(6.6)	.2	—
Loss on early retirement of debt	(10.0)	(1.8)	—
Other non-operating income	1.9	.3	—
Reorganization items	—	—	(20.3)
Gain due to plan effects	—	—	136.6
Loss due to fresh start accounting adjustments	—	—	(387.7)
Income tax benefit (expense)	—	—	.6
Net loss	$(54.3)	$(23.0)	$(266.3)

Net sales were generated from the following products:

	Successor		Predecessor
	Nine Months Ended September 30,	Seven Months Ended September 30,	Two Months Ended February 28,
	2011	2010	2010
	(In millions)
Ethanol	$486.4	$179.4	$60.1
By-Products	146.3	51.9	17.6
Total	$632.7	$231.3	$77.7

The overall increase in net sales from the seven months ended September 30, 2010 and two months ended February 28, 2010 to the nine months ended September 30, 2011 is primarily the result of increased sales volume from our increased production, as well as an increase in the sales price per gallon of ethanol.  During the first nine months of 2011, we produced 177.3 million gallons of ethanol compared to 102.5 million gallons and 32.0 million gallons of ethanol, respectively, during the seven months ended September 30, 2010 and two months ended February 28, 2010.  We marketed and sold 185.6 million gallons of ethanol during the nine months ended September 30, 2011 for an average sales price of $2.62 per gallon compared to 105.6 million gallons at an average sales price of $1.70 per gallon during the seven months ended September 30, 2010 and 31.5 million gallons at an average sales price of $1.91 per gallon during the two months ended February 28, 2010.

The increase in by-product revenues is primarily a result of an increase in the price per ton sold, as well as an increase in the volume sold.  We sold 794.2 thousand tons during the nine months ended September 30, 2011 for an average price of $184.27 per ton compared to 506.7 thousand tons during the seven months ended September 30, 2010 for an average price of $102.44 per ton and 154.0 thousand tons during the two months ended February 28, 2010 for an average price of $114.12 per ton. By-product revenues, as a percentage of corn costs, fell to 31.3% during the nine months ended September 30, 2011 compared to 36.0% and 39.8%, respectively, during the seven months ended September 30, 2010 and two months ended February 28, 2010.  Co-products sold by the dry mill process have less value historically than those sold by the wet mill process.  As a result of the addition of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products produced changed from 60% higher value wet mill products and 40% lower value dry mill products during the first nine months of 2010, to roughly 47% higher value wet mill products and 53% lower value dry mill products during the first nine months of 2011.

Cost of goods sold consists of corn costs, conversion costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products, and depreciation and amortization which are discussed in detail below.

	Successor				Predecessor
	Nine Months Ended		Seven Months Ended		Two Months Ended
	September 30, 2011	Percentage of Net sales	September 30, 2010	Percentage of Net sales	February 28, 2010	Percentage of Net sales

Cost of goods sold	$624.7	98.7%	$223.0	96.4%	$66.7	85.9%

The increase in cost of goods sold from the seven months ended September 30, 2010 and two months ended February 28, 2010 compared to the nine months ended September 30, 2011 is principally the result of higher volumes of ethanol produced and sold during the first nine months of 2011, as well as an increase in corn costs. The increase in cost of goods sold as a percentage of net sales is principally the result of increased corn costs, freight costs and depreciation (discussed below).

Production costs include corn costs, conversion costs, and depreciation and amortization, which are discussed below.

Corn costs for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 were $467.1 million, $144.0 million, and $44.2 million, respectively.  The increase in corn costs is due to an increase in the number of bushels used in production, as well as an increase in the price per bushel.  We used 66.6 million bushels of corn in production during the first nine months of 2011 compared to 39.2 million bushels and 12.1 million bushels, respectively, used during the seven months ended September 30, 2010 and two months ended February 28, 2010. Additionally, during the nine months ended September 30, 2011, corn used in production was approximately $7.01 per bushel compared to $3.68 per bushel for the seven months ended September 30, 2010 and $3.66 per bushel for the two months ended February 28, 2010.  Our average corn costs during the first nine months of 2011 were slightly higher than the CBOT average price of $6.99 during the same period.

Conversion costs for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 were as follows:

	Successor		Predecessor
	Nine Months Ended	Seven Months Ended	Two Months Ended
	September 30, 2011	September 30, 2010	February 28, 2010
	(In millions)
Utilities	$43.3	$20.7	$7.6
Salary and benefits	17.7	11.9	3.3
Materials and supplies	19.9	11.4	3.2
Denaturant	9.3	3.9	1.4
Outside services	10.2	4.1	0.5
Other	1.5	1.7	0.6
	$101.9	$53.7	$16.6

The increases in utilities, materials and supplies, and outside services are primarily attributable to the start-up of our Mt. Vernon facility.  Conversion costs per gallon were $0.57 for the nine months ended

September 30, 2011, $0.52 for the seven months ended September 30, 2010, and $0.52 for the two months ended February 28, 2010.  Inefficiencies from lower operating capacity at the Mt. Vernon facility contributed approximately $0.08 per gallon to the total conversion costs for 2011.

Depreciation and amortization expense for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 was $17.4 million, $5.5 million and $2.3 million, respectively.  Depreciation expense increased primarily as a result of the start-up of the Mt. Vernon facility.

Purchased ethanol is included in our cost of goods sold.  For the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010, we purchased 6.7 million gallons, 0.9 million gallons and 0.2 million gallons, respectively.  Purchased ethanol totaled $18.5 million, $1.5 million, and $0.4 million, respectively, for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.  The average cost per gallon purchased was $2.77 during the nine months ended September 30, 2011 compared to $1.64 during the seven months ended September 30, 2010 and $1.88 during the two months ended February 28, 2010.  This increase is consistent with the overall increase in ethanol spot prices using OPIS indices to an average price of $2.63 per gallon during the first nine months of 2011 from an average of $1.72 per gallon during the first nine months of 2010.

As stated above, cost of goods sold includes the cost changes in our inventory. Our direct materials, labor and overhead costs in the condensed consolidated statements of operations are based on production amounts.  The change in inventory included in cost of goods sold adjusts our statements of operations from cost of production to cost of sales.  During the nine months ended September 30, 2011, changes in inventory resulted in a reduction in cost of goods sold of $7.4 million compared to reduction in cost of goods sold of $0.4 million in the seven months ended September 30, 2010 and expense of $0.2 million in the two months ended February 28, 2010.  The expense for the nine months ended September 30, 2011 was primarily the result of the quantity and value of ethanol produced and sold during the first nine months of 2011.

Freight and logistics costs for the nine months ended September 30, 2011 were $25.5 million compared to $14.1 million and $3.4 million, respectively, for the seven months ended September 30, 2010 and two months ended February 28, 2010.  The increase is due to higher volumes shipped.  During the first nine months of 2011, we marketed and distributed approximately 185.6 million gallons of ethanol compared to 105.6 million gallons and 31.5 million gallons, respectively, during the seven months ended September 30, 2010 and two months ended February 28, 2010.  On a per gallon basis, freight and logistics costs were $0.09 per gallon, $0.10 per gallon and $0.08 per gallon, respectively, for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.

Commodity spread, defined as gross ethanol selling price per gallon less net corn cost per gallon, was $0.81, $0.80 and $1.08, respectively, for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.  The increase in commodity spread was due to an increase in the average sales price per gallon of ethanol being less than the increase in the average corn cost per bushel, as well as a decrease in co-product revenue as a percentage of corn costs in each period as follows:

	Successor		Predecessor
	Nine Months Ended	Seven Month Ended	Two Months Ended
	September 30, 2011	September 30, 2010	February 28, 2010
Commodity spread	$.81	$.80	$1.08
Average sales price per gallon of ethanol	$2.62	$1.70	$1.91
Average purchase price per bushel of corn	$7.01	$3.68	$3.66
Co-product revenue as a percentage of corn costs	31.3%	36.0%	39.8%

SG&A expenses were $26.4 million, $23.6 million, and $4.6 million, respectively, for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010.  SG&A expenses in the nine months ended September 30, 2011 were primarily comprised of $8.2 million of salary and benefits expense, $4.8 million of stock compensation expense, $5.0 million of outside services expenses, $1.5 million of depreciation expense, $1.2 million of expense related to materials, and $5.7 million of other expenses.  Included in the nine months ended September 30, 2011 totals are carrying costs related to our Canton and Aurora West facilities of $3.3 million.  SG&A expenses for the seven months ended September 30, 2010 were primarily comprised of $6.9 million of salary and benefits expense, $4.1 million of stock compensation expense, $7.8 million of outside services expenses, and $4.8 million of other expenses. SG&A expenses in the two months ended February 28, 2010 were primarily comprised of $0.8 million of salary and benefits expense, $0.2 million of stock compensation expense, $1.7 million of outside services expenses, and $1.9 million of other expenses.

Interest expense for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010 was $18.4 million, $5.2 million, and $1.4 million, respectively.  Interest expense for the nine months ended September 30, 2011 includes $17.2 million related to the Term Loan Facility, $1.1 million related to the Notes, $0.8 million of other interest expense, and $2.2 million of amortization of deferred financing fees, reduced by capitalized interest of $2.9 million. Interest expense for the seven months ended September 30, 2010 includes $8.2 million of interest expense related to the Notes and $0.2 million of other interest expense, reduced by capitalized interest of $3.2 million. Interest expense for the two months ended February 28, 2010 includes pre-petition amended secured revolving credit facility interest expense of $0.6 million, interest expense on our debtor-in-possession debt facility of $0.5 million, and $0.3 million of amortization of deferred financing fees.

Loss on derivative transactions, net for the nine months ended September 30, 2011 includes $6.6 million of net realized and unrealized losses on corn and ethanol derivative contracts versus net realized and unrealized gains in the seven months ended September, 2010 of $0.2 million. We recorded no realized or unrealized gains or losses on derivative contracts during the two months ended February 28, 2010. We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815.

On January 21, 2011, we redeemed our $155.0 million Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest.  In connection with the redemption, we recognized a $9.4 million loss on the early extinguishment of debt.

Other non-operating income of $1.9 million for the nine months ended September 30, 2011 compared to $0.3 million for the nine months ended September 30, 2010 is primarily related to gains on legal settlements with E-BioFuels and Union Tank.

During the two months ended February 28, 2010, we recognized reorganization expenses of $20.3 million, of which $9.6 million related to provision for rejected executory contracts and other accruals, $8.8 million related to professional fees directly related to reorganization and $1.9 million related to other expenses.

The loss due to fresh start accounting adjustments of $387.7 million in the two months ended February 28, 2010 consisted of adjustments required to report assets and liabilities upon emergence from bankruptcy at fair value.  See our discussion of fresh start accounting above.  Gain due to plan effects in the two months ended February 28, 2010 of $136.6 million related to implementation of our Plan and consisted of $193.5 million of liabilities subject to compromise which were discharged upon emergence less $5.8 million of unamortized debt issuance costs on our pre-petition notes, $1.6 million related to the write-off of predecessor prepaid directors and officer insurance, $5.3 million of successor-based professional fees awarded under the Plan, $42.6 million related to loss on shares granted in connection with the Notes and $1.6 million of other miscellaneous costs.

Our tax rate for the nine months ended September 30, 2011 was 0.1% of pre-tax loss compared to a tax benefit rate for the seven months ended September 30, 2010 of 0.1% of pre-tax loss and a tax benefit rate for the two months ended February 28, 2010 of 0.2% of pre-tax loss.  Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on our deferred taxes.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

	September 30, 2011	December 31, 2010
	(In millions, except current ratio)
Cash and cash equivalents	$22.1	$34.5
Net working capital	$57.7	$72.9
Total debt (1)	$222.8	$348.7
Current ratio	2.27	1.37

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

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo.  Future borrowings under the New Revolving Facility will be used for general corporate purposes.  The Company terminated the Revolving Credit Agreement with PNC and paid a $600 thousand early termination fee.  In addition, the Company expensed $39 thousand in related unamortized debt issuance costs.  Both items are included in debt extinguishment costs for the three and nine months ended September 30, 2011.  The Company capitalized $2.3 million in debt issuance costs for the three and nine months ended September 30, 2011 related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.  The Company recognized $114 thousand of expense in debt issuance costs related to the New Revolving Facility Agreement during the three and nine months ended September 30, 2011.

As of September 30, 2011, approximately 5.6 million of the 6.8 million new common equity shares reserved for distribution to general, unsecured claimholders under the Plan have been distributed.   On October 31, 2011, the Company commenced a pro-rata distribution, consisting of 774,425 shares of common stock, to holders of the Company’s pre-petition notes and to holders of allowed general unsecured claims, with 399,993 shares distributed to holders of pre-petition notes and 374,432 shares to holders of allowed general unsecured claims.  Approximately 0.4 million shares of common stock are reserved for future distributions to these holders.  However, because our ability to distribute shares held in reserve depends on resolving outstanding claims currently in dispute, it is difficult to predict the amount of each quarterly distribution, if any, or when all the remaining shares will be distributed.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. If our future cash flow is insufficient to meet our debt obligations and commitments, we may be required to undertake alternative financing plans, such as: (i) refinancing or restructuring our debt, (ii) selling assets, (iii) reducing or delaying capital investments, or (iv) seeking to raise additional capital. There can be no assurance, however, that undertaking alternative financing plans would allow us to meet our debt obligations. Our inability to meet our debt obligations and commitments could lead to an event of default under the Term Loan Agreement or the New Revolving Facility. If an event of default occurs under the Term Loan Agreement, then the Term Loan Facility may become immediately due and payable and the holders could accelerate repayment of the obligations under the Term Loan Facility or foreclose on the collateral granted to them. If an event of default occurs under the New Revolving Facility, then the lenders may terminate their commitments, accelerate repayment of the obligations, or foreclose on the collateral granted to them. In addition, an event of default under any of the Term Loan Agreement or the New Revolving Facility may lead to an event of default under the Term Loan Agreement or the New Revolving Facility, as the case may be, under certain circumstances.

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

Cash and cash equivalents. Cash and cash equivalents decreased by $12.4 million during the nine months ended September 30, 2011.  Cash and cash equivalents at September 30, 2011 and December 31, 2010 were $22.1 million and $34.5 million, respectively.

Cash available under our liquidity facility. Pursuant to the Plan, on the Effective Date, the Company and its subsidiaries, as borrowers, entered into the Revolving Facility providing for a $20.0 million Revolving Facility, which was increased to $30.0 million in February 2011. Amounts under the Revolving Facility could have been borrowed, repaid and reborrowed and all amounts outstanding were due and payable on March 15, 2013. The maximum amount outstanding under the Revolving Facility was limited by the amount of eligible receivables and eligible inventory of the borrowers. The Revolving Facility contained mandatory prepayment requirements in certain circumstances upon the sale of certain collateral, subject to the ability to reborrow revolving advances. Termination of the Revolving Facility was subject to a prepayment premium if terminated more than 90 days prior to the third anniversary of the Revolving Facility.  This facility was terminated on July 20, 2011 and replaced by the New Revolving Facility with Wells Fargo.

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. Future borrowings under the New Revolving Facility will be used for general corporate purposes.  In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility have been assigned from PNC to Wells Fargo.  See Note 8 to our condensed consolidated financial statements for additional information regarding the New Revolving Facility.  The Company terminated the Revolving Credit Agreement with PNC and paid a $600 thousand early termination fee.  In addition, the Company expensed $39 thousand in related unamortized debt issuance costs.  Both items are included in debt extinguishment costs for the three and nine months ended September 30, 2011.  The Company capitalized $2.3 million in debt issuance costs for the three and nine months ended September 30, 2011 related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.  The Company recognized $114 thousand of expense in debt issuance costs related to the New Revolving Facility Agreement during the three and nine months ended September 30, 2011.

Total liquidity at September 30, 2011 was $38.2 million, comprised of $22.1 million in cash and cash equivalents and $16.1 million availability under the New Revolving Facility. As of September 30, 2011, there was $6.0 million drawn against the New Revolving Facility, and there were $3.9 million of outstanding letters of credit issued against New Revolving Facility. In addition, there were $5.5 million of outstanding letters of credit under the previously replaced Revolving Facility.  The outstanding letters of credit under the previous Revolving Facility were collateralized by $5.8 million in a restricted cash account.

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

Cash used in operations. Net cash used in operations was $27.6 million, $14.6 million and $11.7 million, respectively, for the nine months ended September 30, 2011, seven months ended September 30, 2010 and two months ended February 28, 2010. Cash used in operations during 2011 was primarily due to the start-up of our Mt. Vernon facility and a narrowing commodity spread. Cash used in operations in 2010 was negatively impacted by significant operating losses incurred due to the start-up of the Mt. Vernon facility as well as higher SG&A expenses associated with the hiring of new executive management in connection with our emergence from bankruptcy, as well as payments of secured and priority claims as we emerged from bankruptcy.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations and capital expenditures.

Payments related to our debt and liquidity facility. During the three months and nine months ended September 30, 2011, we used $0.6 million and $1.6 million, respectively, of cash to make required repayments of borrowings on our Term Loan Facility.  During the two months ended February 28, 2010, we used $42.8 million of cash to make required repayments of borrowings on our prior revolving facility with JPMorgan Chase of $27.8 million and our debtor-in-possession debt facility of $15.0 million.

At September 30, 2011, the Company had $9.4 million in letters of credit outstanding, which were collateralized by $5.8 million in a restricted cash account.  Of the $9.4 million in letter of credit outstanding, $5.5 million were related to the previous Revolving Facility and $3.9 million to the New Revolving Facility.  Availability under the Revolving Facility was $16.1 million at September 30, 2011.

Working capital. Our net working capital position decreased by $15.1 million to $57.7 million at September 30, 2011 from $72.9 million at December 31, 2010.  Current assets decreased by $166.9 million to $103.3 million at September 30, 2011 from $270.2 million at December 31, 2010 primarily related to $164.8 of restricted cash at December 31, 2010, which was used in January 2011 to redeem the Notes.  Current liabilities decreased by $151.8 million to $45.5 million at September 30, 2011 from $197.3 million at December 31, 2010 primarily related to the $155.0 million principal amount of Notes, which were redeemed in January 2011.

Capital expenditures. During the nine months ended September 30, 2011, we spent approximately $20.2 million on capital projects. Of the $20.2 million spent during the first nine months of 2011, $6.0 million was spent on our capacity expansion project in Aurora, Nebraska, $3.8 million was spent on our capacity expansion project in Canton, Illinois and $4.2 million was spent on our capacity expansion project in Mt. Vernon, Indiana.  During the seven months ended September 30, 2010 and the two months ended February 28, 2010, we spent $69.2 million and $2.1 million, respectively, on capital projects.  Of the $71.2 million spent during the first nine months of 2010, $2.0 million was spent on maintenance and environmental projects, $50.6 million was spent on our capacity expansion projects, and $18.6 million was spent on acquisition of the Canton, Illinois facility.

We expect the Canton facility to become operational in the spring of 2012 and the Aurora West facility to become operational in mid 2012, subject to weather conditions, commodity prices, and the availability of working capital.  See “Liquidity Outlook” below.  In the Canton facility, we have made several improvements including mash fermentation improvements including a dual train mash heat exchanger allowing for a clean in process approach to reduce infections and improve yields, boiler house improvements including replacement of the coal feeder screw system to improve the flow of coal into the combustor and boiler maintenance. We expect that we will have nominal additional expenditures to bring these plants on line in 2012.

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

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. At September 30, 2011, we had $22.1 million of cash and cash equivalents and $57.7 million in net working capital.  Additionally, at September 30, 2011, we had availability under the Revolving Facility of approximately $16.1 million. However, we currently depend on the New Revolving Facility for future working capital needs. If there is an event of default by us under the New Revolving Facility that continues beyond any applicable cure period, resulting in amounts outstanding becoming immediately due and payable, or if our qualifying inventory and accounts receivable decline such that our borrowing base is limited, we may not have sufficient funds available to repay such borrowings or we may be unable to borrow a sufficient amount to fund our operations.  In the event that cash flows and borrowings under the New Revolving Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing.

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

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations, and capital expenditures. Under our Term Loan Agreement, we are required to maintain a minimum liquidity position of $15.0 million comprised of available cash and borrowing capacity under our Revolving Facility throughout 2011 and 2012, and $25 million beginning in 2013.  Based on current commodity prices and market conditions, our liquidity forecast may indicate a need to defer start-up of our Aurora West facility and our Canton facility beyond 2012.  If we do not generate enough cash flow from operations to satisfy our principal uses of liquidity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or raising additional capital. However, under our Term Loan Agreement, we are required to maintain a debt to total capitalization ratio of less than 0.65. There is no assurance that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations.

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

In addition to a borrowing base collateralization consisting primarily of accounts receivable and inventories, the Revolving Facility was collateralized by a $5.0 million restricted cash account less amounts used to collateralize outstanding, undrawn letters of credit.  The Company could not count the $5.0 million restricted cash account in its borrowing base.  At September 30, 2011, the Company had $5.5 million in letters of credit collateralized by $5.8 million in restricted cash in the PNC Revolving Facility.  This revolving facility was terminated on July 20, 2011.

On July 20, 2011, we entered into the $50.0 million New Revolving Facility with Wells Fargo. The proceeds of loans under the New Revolving Facility were used to (1) repay the Borrowers’ obligations under the Revolving Credit Facility, (2) pay related transaction costs, fees and expenses, and (3) for general corporate purposes. In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility were assigned from PNC to Wells Fargo and the facility was terminated.

Total liquidity at September 30, 2011 was $38.2 million, comprised of $22.1 million in cash and cash equivalents and $16.1 million availability under the New Revolving Facility. As of September 30, 2011, there was $6.0 million drawn against the New Revolving Facility, and there were $3.9 million of outstanding letters of credit issued against New Revolving Facility. In addition, there were $5.5 million of outstanding letters of credit under the previously replaced Revolving Facility.  The outstanding letters of credit for the previously replaced Revolving Facility were collateralized by $5.8 million in a restricted cash account.  Availability under the Revolving Facility was $16.1 million at September 30, 2011.

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

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply. Our weighted-average gross corn cost for the first nine months of 2011 was approximately 90.5% higher than the first nine months of 2010.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us. Under these arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At September 30, 2011, we had firm-price purchase commitments to purchase approximately 1.7 million bushels of corn at an average fixed price of $6.44 per bushel for delivery through January 2012.  At December 31, 2010, we had firm-price purchase commitments to purchase approximately 3.0 million bushels of corn at an average fixed price of $5.62 per bushel for delivery through December 2011.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, did not mark these transactions to market.

From time to time, we enter into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “(Loss) gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At September 30, 2011, we had 565 long December corn futures contracts at an average price of $6.92 per bushel.  At December 31, 2010, we had 765 long March corn futures contracts at an average price of $6.01 per bushel.

We are also subject to market risk with respect to ethanol pricing. Our ethanol sales are priced using contracts that can either be based upon a fixed price or based upon a market price at the time of shipment. We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts. At September 30, 2011, we had fixed-priced contracts to sell 2.5 million gallons of ethanol at an average price of $2.58 per gallon.  At December 31, 2010, we had fixed-priced contracts to sell 11.7 million gallons of ethanol at an average price of $2.31 per gallon.  These sale transactions would not be marked to market as they qualify for the normal sales exemption under ASC 815.

From time to time, we also sell forward ethanol using contracts where the price is determined at a point in the future based upon an ethanol index price plus or minus a fixed amount. At September 30, 2011, we had sold 49.7 million gallons of ethanol at index prices using Platt and OPIS indices. At December 31, 2010, we had sold 17.6 million gallons of ethanol at index prices using Platt and OPIS indices. When we have these arrangements, we assume the risk of a price decrease in the market price of ethanol.   These sale transactions would not be marked to market as they qualify for the normal sales exemption under ASC 815.

From time to time, we enter into ethanol futures contracts and ethanol swaps contracts in connection with the sale of ethanol. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “(Loss) gain on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At September 30, 2011, we had 6.1 million gallons of Platt’s swaps and 0.5 million gallons of futures sold.  For the Platt’s swaps, 2.3 million are expired but still subject to settlement.  We did not have any futures contracts to sell ethanol at December 31, 2010.

We may also be subject to market risk with respect to our supply of natural gas which is consumed during the production of ethanol and its co-products and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions, overall economic conditions and foreign and domestic governmental regulation.  At September 30, 2011, we had purchased forward 533,200 MMBtu’s of natural gas at an average fixed price of $3.84 per MMBtu through the end of 2011.  At December 31, 2010, we had purchased forward 477,300 MMBtu’s of natural gas at an average fixed price of $4.30 per MMBtu through the first quarter of 2011. We have elected to account for these transactions as normal purchases under ASC 815 and, accordingly, have not marked these transactions to market.

We prepared a sensitivity analysis to estimate our exposure to market risk of our daily net commodity position. Our daily net commodity position consists of merchandisable agricultural commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. Based on the analysis performed, our highest position through the quarter ending September 30, 2011 had a fair value of $53.8 million, which would result in a $5.4 million market risk.  Our lowest position at September 30, 2011 had a fair value of $88.8 thousand, which would result in an $8.9 thousand market risk.  Our average position at September 30, 2011 was approximately $21.6 million, for an average market risk of $2.2 million.

Interest Rate Risk

The primary market risk associated with the Term Loan Agreement is sensitivity to changes in the interest rate. Borrowings under the Term Loan Agreement bear interest at (i) LIBOR (2% floor) plus 8.5% per annum or (ii) the alternate base rate plus 7.5% per annum.  The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. We performed a sensitivity analysis that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of September 30, 2011, a hypothetical 100 basis point change in interest rates would not impact our interest expense because the adjusted LIBOR rate as of September 30, 2011 was 0.30% compared to our minimum Term Loan Facility adjusted LIBOR rate of 2.00% per annum according to the Term Loan Agreement.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Interim Chief Executive Officer, John Castle, and our Interim Chief Financial Officer, Calvin Stewart, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Castle and Stewart have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been properly designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Castle and Stewart, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Based upon evaluation by our management, which was conducted with the participation of Messrs. Castle and Stewart, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2009, Aventine Renewable Energy Holdings, Inc. and all of its direct and indirect subsidiaries (collectively “the Debtors”), filed voluntary petitions with the Bankruptcy Court to reorganize under Chapter 11 of the United States Code.  On January 13, 2010, the Debtors filed the Plan.  The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Since the Effective Date certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties. At this time, we are unable to determine the impact such litigation will have on our business, operating results, financial condition or cash flows.

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

The Company initiated a civil action against E-Biofuels in 2009 related to breach of agreement, and asked for not less than $3.0 million in compensation.  This suit was later transferred to the Bankruptcy Court and subsequently settled in the Company’s favor on July 6, 2011.  Under the terms of the settlement, the Company received $0.2 million in cash and 425,000 shares of Imperial (E-Biofuels’ parent company) stock.   The stock was valued at $0.7 million on the date of receipt of July 6, 2011.  The Company also had previously recorded a liability related to tax credits of $0.7 million which was relieved by the settlement.  The net gain of $1.6 million is included in other non-operating income on the statement of operations.  The stock was booked as short-term investments which are classified as available for sale securities on the balance sheet.  For the three and nine months ended September 30, 2011, the Company booked a loss on available for sale securities of $0.3 million related to the decrease in the current trading price of the stock which is included in other comprehensive income on the statements of stockholders’ equity.  These OCI adjustments are reported before tax effect due to a valuation allowance fully offsetting the tax effect of these adjustments.

On September 3, 2009, Union Tank filed notice of a claim against the Company with the Bankruptcy Court for a general unsecured claim in the amount of $82.6 million for certain estimated end charges including railcar cleaning cost and unpaid rental payments for leased railcars.  Union Tank also filed an administrative claim against the Company in the amount of $0.1 million for the alleged use of railcars after the effective date of the rejection of the leases for such railcars.  The Company disputed both of these claims.  On September 30, 2011, the Court ruled that the claim shall be allowed in the amount of $27.6 million.  Partial distribution of shares on account was made October 31, 2011 in accordance with the terms of the Plan and at such time as the distribution was made to other holders of claims in classes five and six that were allowed as of September 30, 2011.  As a result of the settlement on September 30, 2011, the Company reversed the related reserve for this matter of $0.1 million through non-operating income on the statement of operations.

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
10.1

Mutual Release between Thomas Manuel and Aventine Renewable Energy Holdings, Inc. dated August 18, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 22, 2011 by Aventine Renewable Energy Holdings, Inc.).

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: November 9, 2011	By:	/s/ Calvin Stewart
	Name:	Calvin Stewart
	Title:	Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)