Form 10-Q
period 2012-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2012-05-09
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

(Note: As a voluntary filer, not subject to the filing requirements of the Exchange Act of 1934, the registrant has filed all reports under Section 13 or 15(d) of the Exchange Act of 1934 for the preceding 12 months)

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

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of April 20, 2012
Common Stock, $0.001 Par Value	8,346,271 Shares

FORM 10-Q

QUARTERLY REPORT

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Net sales	$200,515	$198,104
Cost of goods sold	(209,472)	(192,736)
Gross profit (loss)	(8,957)	5,368
Selling, general and administrative expenses	(6,687)	(9,417)
Other expenses	(700)	(1,196)
Operating loss	(16,344)	(5,245)
Interest income	8	21
Interest expense	(6,428)	(5,322)
Gain (loss) on derivative transactions, net	(89)	890
Loss on available-for-sale securities	(85)	—
Loss on early retirement of debt	—	(9,399)
Other non-operating income (expense)	153	(18)
Loss before income taxes	(22,785)	(19,073)
Income tax benefit (expense)	286	(188)
Net loss	$(22,499)	$(19,261)

Loss per common share — basic	$(2.28)	$(2.24)
Basic weighted-average number of shares	9,888	8,593

Loss per common share — diluted	$(2.28)	$(2.24)
Diluted weighted-average number of common and common equivalent shares	9,888	8,593

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(22,499)	$(19,261)
Other comprehensive income, net of tax
Pension and postretirement liability adjustment	56	—
Total comprehensive loss, net of tax	$(22,443)	$(19,261)

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,214	$36,105
Short-term investments	106	191
Accounts receivable, net of allowance for doubtful accounts of $119 in 2012 and $174 in 2011	15,799	16,578
Inventories	35,885	43,297
Income taxes receivable	245	4
Prepaid expenses and other current assets	7,098	7,732
Total current assets	79,347	103,907

Property, plant and equipment, net	291,577	295,599
Other assets	13,982	14,732
Total assets	$384,906	$414,238

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,284	$2,283
Current obligations under capital leases	307	348
Accounts payable	11,563	14,266
Accrued liabilities	4,066	3,621
Other current liabilities	8,752	12,817
Total current liabilities	26,972	33,335

Long-term debt	213,823	214,051
Deferred tax liabilities	2,078	2,078
Other long-term liabilities	6,046	6,093
Total liabilities	248,919	255,557

Stockholders’ equity:
Common stock, par value $0.001 per share (15,000,000 shares authorized; 8,346,271 shares outstanding, net of 74,841 shares held in treasury at both March 31, 2012 and December 31, 2011)	8	8
Preferred stock (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Additional paid-in capital	231,493	231,744
Accumulated deficit	(91,353)	(68,854)
Accumulated other comprehensive loss	(4,161)	(4,217)
Total stockholders’ equity	135,987	158,681
Total liabilities and stockholders’ equity	$384,906	$414,238

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2011	7,791	7,456,707	$8	$227,360	$(25,464)	$(246)	$201,658
Repurchases of common stock	20,980	—	—	(557)	—	—	(557)
Warrants exercised	—	130	—	5	—	—	5
Stock-based compensation	—	32,536	—	1,702	—	—	1,702
Comprehensive loss:
Net loss	—	—	—	—	(19,261)	—	(19,261)
Total comprehensive loss	—	—	—	—	—	—	(19,261)
Balance at March 31, 2011	28,771	7,489,373	$8	$228,510	$(44,725)	$(246)	$183,547

Balance at December 31, 2011	74,841	8,421,112	$8	$231,744	$(68,854)	$(4,217)	$158,681
Stock-based compensation	—	—	—	(251)	—	—	(251)
Comprehensive loss:
Net loss	—	—	—	—	(22,499)	—	(22,499)
Pension and postretirement liability adjustment	—	—	—	—	—	56	56
Total comprehensive loss	—	—	—	—	—	—	(22,443)
Balance at March 31, 2012	74,841	8,421,112	$8	$231,493	$(91,353)	$(4,161)	$135,987

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(22,499)	$(19,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early retirement of debt	—	9,399
Depreciation and amortization	7,141	5,809
Stock-based compensation expense	(251)	1,702
Unrealized/realized loss on available-for-sale securities	85	—
Loss on renewable identification numbers	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	779	(5,920)
Income tax receivable	(241)	42
Inventories	7,413	(7,020)
Prepaid expenses and other current assets	634	3,596
Other assets	—	(947)
Accounts payable	(2,703)	(6,022)
Other liabilities	(3,638)	869
Net cash used in operating activities	(13,258)	(17,753)

Investing Activities
Additions to property, plant and equipment, net	(1,948)	(7,892)
Net cash used in investing activities	(1,948)	(7,892)

Financing Activities
Repayment of senior secured notes	—	(155,000)
Repayment of term loan	(563)	(500)
Restricted cash	—	165,750
Penalty on early retirement of debt	—	(7,750)
Payments on capital lease obligations	(70)	(554)
Payments on mortgage note	(8)	(8)
Debt issuance costs	(44)	—
Proceeds from warrants exercised	—	5
Net cash (used in) provided by financing activities	(685)	1,943
Net decrease in cash and equivalents	(15,891)	(23,702)
Cash and equivalents at beginning of the period	36,105	34,533
Cash and equivalents at end of the period	$20,214	$10,831

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.                            BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Aventine Renewable Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Aventine” or the “Company”, unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

The Company has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2011, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include depreciation, income taxes, and fair value measurements.  Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 31, 2012 and 2011, respectively.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

2.                            RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this ASU on January 1, 2012 and it did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which changes the presentation requirements of comprehensive income to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this ASU on January 1, 2012 and it did not have a material impact on its consolidated financial statements.

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

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock options	261	73
Restricted stock units	238	126
Totals	499	199

The Company used the two-class method to compute basic and diluted loss per share for all periods presented. The reconciliation of the net loss, net loss attributable to common shareholders and the weighted average number of share and share equivalents used in the computations of basic and diluted loss per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net loss attributable to common shareholders	$(22,499)	$(19,261)
Weighted average shares and share equivalents outstanding:
Basic and diluted shares	9,888	8,593
Loss per common share — basic and diluted	$(2.28)	$(2.24)

For the three months ended March 31, 2012 and 2011, 0.4 million shares and 1.1 million shares, respectively, contemplated by the First Amended Joint Plan of Reorganization (as modified, the ‘‘Plan’’) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) of Aventine and all of its direct and indirect subsidiaries (collectively, the ‘‘Debtors’’), filed on January 13, 2010, confirmed by order entered by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on February 24, 2010, and effective on March 15, 2010 (the “Effective Date”), to be distributed to holders of allowed general, unsecured claims are included in the calculation of basic loss per share.

4.                            FAIR VALUE MEASUREMENTS

In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Fair Value Hierarchy on a Recurring Basis

The following tables summarize the valuation of the Company’s financial instruments which are carried at fair value at March 31, 2012 and December 31, 2011.

	Fair Value Measurements at March 31, 2012
	Fair Value	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$20,214	$20,214	$—	$—
Derivative contracts	$160	$160	$—	$—
Available for sale securities	$106	$106	$—	$—

	Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$36,105	$36,105	$—	$—
Derivative contracts	$239	$239	$—	$—
Available for sale securities	$191	$191	$—	$—
Renewable identification numbers	$22	$22	$—	$—

The Company did not hold any financial assets requiring the use of Level 2 or Level 3 inputs at March 31, 2012 or December 31, 2011.

Realized and unrealized gains (losses)

The Company recorded a net loss of $89 thousand and a net gain of $890 thousand for the three months ended March 31, 2012 and 2011, respectively, related to the change in the fair value of its derivative transactions.  Such gains were recorded in “Gain (loss) on derivative transactions, net” on the condensed consolidated statements of operations.

The Company’s available for sale securities at March 31, 2012 and December 31, 2011 consists of shares of Imperial Petroleum, Inc. (“Imperial”) stock received in a legal settlement.  The Company records the fair value of its Imperial stock using unadjusted quoted market prices, and accordingly, discloses these investments in Level 1 of the fair value hierarchy.

At December 31, 2011, the Company had short-term investments in Renewable Identification Numbers (“RINs”), which were held for investment purposes.  In order to monitor the mandated increase in renewable energy production, the Environmental Protection Agency (the “EPA”) requires each gallon of renewable fuel produced to have a unique serial number, a RIN, attached to it. Petroleum refiners then turn these RINs in to the EPA each year to prove that the petroleum refiners have blended the required amount of renewable fuel into their gasoline.  For the three months ended March 31, 2012 and 2011, the Company recorded net unrealized losses on RINs held for trading purposes of $22 thousand and $27 thousand, respectively, which were recorded in “Other non-operating income (expense)” on the Company’s condensed consolidated statement of operations.

Financial Instruments Not Reported at Fair Value

The carrying value of other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value, but which require fair value disclosure at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term loan	$(222,250)	$(222,250)	$(222,813)	$(222,813)

The term loan is at a variable rate and therefore the carrying value approximates the fair value.

5.                            INVENTORY

Inventories primarily consist of agricultural and energy-related commodities, including corn, ethanol, and coal, and were as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Finished products	$22,130	$27,946
Work-in-process	5,826	6,542
Raw materials	7,929	8,809
Total	$35,885	$43,297

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

Derivative instruments not designated as hedging instruments under ASC 815 at March 31, 2012 and December 31, 2011 were as follows:

		March 31,	December 31,
Type	Balance Sheet Classification	2012	2011
		(In thousands)
Corn future positions	Other current assets	$3.9	$8.2
Ethanol future positions	Other current assets	$(10.0)	$911.3

The realized and unrealized effect on the Company’s condensed consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815 for the three months ended March 31, 2012 and 2011 were as follows:

		Three Months Ended March 31,	Three Months Ended March 31,
Future Positions	Classifications	2012	2011
		(In thousands)
Corn	Gain (loss) on derivative transactions	$(103.3)	$969.9
Ethanol	Gain (loss) on derivative transactions	$14.0	$(79.8)
Gain (loss) on derivative transactions, net		$(89.3)	$890.1

7.                            SHORT-TERM BORROWINGS

Senior Secured Revolving Credit Facility with PNC Bank

Pursuant to the Plan, on the Effective Date,  the Company and its subsidiaries, as borrowers, entered into a Revolving Credit and Security Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and as agent (“PNC”), providing for a $20 million revolving credit facility (the “Revolving Facility”).  On February 28, 2011, the Company amended the Revolving Facility which increased the maximum loan amount to $30 million.

On July 20, 2011, the Revolving Credit Agreement with PNC was terminated and replaced with a revolving credit facility (the “New Revolving Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”).  As a result, the Company paid a $0.6 million termination fee.

New Revolving Facility with Wells Fargo

On July 20, 2011, the Company and each of its subsidiaries, as co-borrowers (collectively, the “Borrowers”), entered into the New Revolving Facility with the lenders party thereto (the “Lenders”), and Wells Fargo as Lender and as agent for the Lenders (as amended, and as may be amended, supplemented or otherwise modified from time to time, the “New Revolving Facility Agreement”), with a $50 million commitment (the “Commitments”).  The New Revolving Facility has a borrowing base that is principally supported by accounts receivable and inventory of the Borrowers.  The Company capitalized $2.9 million in debt issuance costs for the year ended December 31, 2011, related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.  The Company recognized $0.2 million of expense for the amortization of debt issuance costs related to the New Revolving Facility Agreement during the three months ended March 31, 2012.

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

Borrowings under the New Revolving Facility Agreement will bear interest at (i) the London Interbank Offered Rate (“LIBOR”) plus 3.0% to 3.5% or (ii) the alternate base rate plus 2.0% to 2.5%.  The applicable margin on loans under the New Revolving Facility will be re-determined on the first day of each fiscal quarter of Aventine by calculating the average amount that the Borrowers are entitled to borrow under the New Revolving Facility (after giving effect to any outstanding borrowings thereunder) as a proportion of the Commitments (as decreased by the amount of reductions in the Commitments pursuant to the New Revolving Facility).  The alternate base rate will be calculated based on the greater of (A) the Federal funds rate plus 1/2 of 1.0%, (B) the LIBOR rate (calculated based upon an interest period of three months and determined on a daily basis) plus 1.0%, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association, as its “prime rate”.

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

The New Revolving Facility Agreement contains a financial covenant that will require Aventine to maintain minimum liquidity levels of $25 million in 2013 and thereafter.  The New Revolving Facility Agreement also includes customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of a bankruptcy proceeding, any of the Borrowers’ insolvency and the rendering of a judgment or judgments against any of the Borrowers’ in excess of a specified amount individually or in the aggregate.  Upon the occurrence of an event of default, Aventine’s obligations under the New Revolving Facility Agreement may be accelerated and all indebtedness thereunder would become immediately due and payable.  The Company was in compliance with all of the covenants related to the New Revolving Facility Agreement at March 31, 2012.

At March 31, 2012, the Company had no short-term borrowings and $9.2 million in letters of credit outstanding under the New Revolving Facility.

8.                            LONG-TERM DEBT

The following table summarizes the Company’s outstanding long-term debt:

	March 31,	December 31,
	2012	2011
	(In thousands)
Senior secured term loan credit agreement due December 2015 (net of discount of $8,000)	$215,919	$216,138
Other	188	196
Total debt	$216,107	$216,334
Less: current maturities of long-term debt	(2,284)	(2,283)
Total long-term debt, net	$213,823	$214,051

Senior Secured Term Loan Credit Agreement

On December 22, 2010, the Company entered into the Term Loan Agreement with Citibank, N.A., as administrative agent and as collateral agent, the lenders party thereto, Citigroup Global Markets Inc. and Jefferies Finance LLC, as joint lead arrangers and joint book-runners, and Citibank, N.A. and Jefferies Finance LLC, as co-syndication agents.  Under the Term Loan Agreement, the lenders provided to the Company an aggregate principal amount $200 million term loan facility (the “Term Loan Facility”).  The Term Loan Facility was issued net of original issue discount of $8 million.

Also on December 22, 2010, the Company gave notice of redemption pursuant to the indenture dated as of the Effective Date among the Company, each of the Company’s direct and indirect wholly-owned subsidiaries, as guarantors, and Wilmington Trust FSB, as trustee and collateral agent, providing that it would redeem all $155 million aggregate principal amount of its 13% senior secured notes due 2015 (the “Notes”)  at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Concurrently with the closing of the Term Loan Agreement, the Company irrevocably deposited in trust with the trustee for the Notes, $164.8 million of the proceeds from the Term Loan Facility, funds sufficient to pay the redemption price for all $155 million aggregate principal amount of the Notes. The Company redeemed such Notes on January 21, 2011.  In connection with the redemption, the Company paid $164.8 million, of which $155 million related to the principal amount of the Notes, $7.8 million related to a prepayment penalty on the Notes and $2 million related to interest on the Notes.

On April 7, 2011, the Company entered into an incremental amendment (the “Incremental Amendment”) with Citibank, N.A., as administrative agent for the lenders under the Term Loan Agreement, and Macquarie Bank Limited, as lender (“Macquarie”), to the Company’s Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned an aggregate principal amount equal to $25 million, net of $1.3 million in fees, to the Company.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  The Company continues to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at (i) LIBOR plus 8.5% per annum or (ii) the alternate base rate plus 7.5% per annum.  The LIBOR rate is subject to a 2% floor.  The alternate base rate will be calculated based on the greater of (i) 3% per annum and (ii) the highest of (A) the Federal funds rate plus 1/2 of 1%, (B) the LIBOR rate for an interest period of one month plus 1%, (C) the three-month certificate of deposit rate plus 1/2 of 1%, or (D) Citibank, N.A.’s prime rate.

On July 20, 2011, the Company entered into an amendment (“Citi Amendment”) to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that the Company is permitted to incur under the New Revolving Facility Agreement (including bank products and hedging obligations) is capped at $58 million. The Citi Amendment reduces the Company’s minimum liquidity covenant for 2012 from $25 million to $15 million. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility Agreement.

Liquidity

The Company’s ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory, and other factors beyond its control. The Company expects its earnings and cash flow to vary significantly from year to year due to the cyclical nature of its industry. As a result, the amount of debt the Company can manage in some periods may not be appropriate for the Company in other periods. Additionally, the Company’s future cash flow may be insufficient to meet its debt obligations and commitments. Any insufficiency could negatively impact the Company’s business.

Under the Company’s Term Loan Agreement, the Company is required to maintain a minimum liquidity position comprised of available cash and borrowing capacity under its New Revolving Facility Agreement of $15 million in 2012 and $25 million in 2013 and thereafter.  The New Revolving Facility requires the same minimum liquidity position as the Term Loan Agreement.  If the Company does not generate enough cash flow from operations to satisfy its principal uses of liquidity, it may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets, reducing or delaying capital investments or raising additional capital. In addition, under the Term Loan Agreement, the Company is required to maintain a debt to total capitalization ratio of no greater than 0.65 to 1.0.  The debt to total capitalization ratio is measured as of the most recently completed four fiscal quarters of the Company.  As of March 31, 2012, the Company was in compliance with this ratio; however, if the Company continues to incur significant operating losses during the year, there is a risk that the Company may be in default under the Term Loan Agreement and/or the New Revolving Facility for failure to maintain this debt to total capitalization ratio as measured during one or more of the remaining fiscal quarters in 2012.  If there is an event of default that occurs and is continuing under the Term Loan Agreement or the New Revolving Facility, amounts outstanding under these facilities may be declared immediately due and payable.  If the Company’s qualifying inventory and accounts receivable decline such that its borrowing base is limited, the Company may not have sufficient funds available to repay such borrowings, and the Company may be unable to obtain additional financing to fund its operations.

In the event that the Company defaults on any of its outstanding debt agreements during 2012, there are additional avenues that the Company may pursue to remedy the default.  These avenues include, but are not limited to, refinancing or restructuring the respective debt agreement(s), obtaining a waiver of default by the lenders and/or raising additional capital.  However, there is no assurance that these avenues or the alternative financing plans referenced above will be available or could be consummated on terms acceptable to the Company, or at all, and there is no assurance that undertaking any alternative financing plans, if necessary, would allow the Company to meet its debt obligations.

9.                            INTEREST EXPENSE

The following table summarizes interest expense:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Term Loan Facility	$5,913	$5,250
Notes	—	1,119
Amortization of original issue discount and deferred debt issuance costs	937	596
Other	146	280
Capitalized interest	(568)	(1,923)
Interest expense, net	$6,428	$5,322

During the three months ended March 31, 2012, the Company recorded $0.6 million of capitalized interest related to its capital improvement projects. During the three months ended March 31, 2011, the Company recorded $1.9 million of capitalized interest related to its capacity expansion projects.

10.                     COMMITMENTS AND CONTINGENCIES

Environmental Remediation and Contingencies

The Company is subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of the Company’s employees.  These laws, regulations, and permits require the Company to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment.  They may also require the Company to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures. As such, the Company has not accrued any amounts for environmental matters at March 31, 2012.

Federal and state environmental authorities have been investigating alleged excess volatile organic compounds emissions and other air emissions from many U.S. ethanol plants, including the Company’s Illinois facilities. The investigation relating to the Illinois wet mill facility is still pending, and the Company could be required to install additional air pollution control equipment or take other measures to control air pollutant emissions at that facility. If authorities require such controls to be installed, the Company anticipates that costs would be considerably higher than the approximate $3.4 million incurred in connection with a similar matter at the Nebraska facility due to the larger size of the Illinois wet mill facility. The Company has not yet established reserves for possible costs it may incur in connection with the Illinois facility investigation. In addition, if the authorities determine the Company’s emissions were in violation of applicable law, it would likely be required to pay fines that could be material.

The Company has made, and expects to continue making, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits, including compliance with the EPA’s National Emissions Standard for Hazardous Air Pollutants (“NESHAP”) for industrial, commercial and institutional boilers and process heaters (also known as “Boiler MACT”).  This NESHAP was issued but subsequently vacated in 2007.  The vacated version of the rule required the Company to implement maximum achievable control technology at its Illinois wet mill facility to reduce hazardous air pollutant emissions from its boilers.  The EPA issued a new Boiler MACT rule on March 21, 2011, but on May 18, 2011 it published a notice delaying the effective date of the new rule to allow the agency to reconsider its effect.  On December 2, 2011, the EPA released proposed amendments to the new Boiler MACT rule, and the public comment period closed on February 21, 2012.  The proposed rule is more stringent than the vacated version depending on boiler sizes, whether the source is new or existing, and it sets work practice standards for various emissions.  On January 9, 2012, the District Court for the District of Columbia vacated the May 2011 action by the EPA, which delayed the implementation of the new Boiler MACT.  The effect of the vacatur is that the revisions to the Boiler MACT became immediately effective.  Notwithstanding the vacatur, the EPA issued a “No Action Assurance Letter” to establish that it will exercise its enforcement discretion to not pursue enforcement action for violations of certain notification deadlines in the final Major Source Boiler MACT rule. The EPA intends to issue the final reconsideration rule prior to any of the compliance dates for existing sources.  In the absence of a final EPA NESHAP for industrial, commercial and institutional boilers and process heaters, the Company is working with state authorities to determine what technology will be required at its Illinois wet mill facility and when such technology must be installed.  The Company currently cannot estimate the amount that will be needed to comply with federal or possible state technology requirement regarding air emissions from its boilers.

Litigation Matters

On November 6, 2008, the Company commenced an action against JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A. (hereinafter collectively referred to as ‘‘JP Morgan’’) in the Tenth Judicial Circuit in Tazewell County, Illinois. The Company’s complaint relates to losses incurred of approximately $31.6 million as a result of investments in Student Loan Auction Rate Securities purchased through JP Morgan.  This state court litigation is currently under a stay by the Circuit Court, which has prevented further prosecution of this dispute in that forum, and the Company is evaluating how to proceed with its claims.  At this time, the Company is unable to determine the impact such litigation will have on our business, operating results, financial condition and cash flows.

On April 7, 2009, Aventine and the Debtors filed voluntary petitions with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code.  The Plan was confirmed by order entered by the Bankruptcy Court on February 24, 2010 and became effective on March 15, 2010, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.  Since March 15, 2010, certain of the Debtors’ cases have been closed by order of the Bankruptcy Court, effective December 20, 2010; however, the cases of Aventine Renewable Energy, Inc. and Nebraska Energy, L.L.C. remain open, wherein certain creditor claims remain subject to dispute and further adjudication, as do certain claims and potential claims by the Debtors against various third parties.  At this time, the Company is unable to determine the impact such litigation will have on its business, operating results, financial condition and cash flows.

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

The Company initiated a civil action against E-Biofuels, LLC (“E-Biofuels”) in 2009 related to breach of agreement, and asked for not less than $3 million in compensation.  This suit was later transferred to the Bankruptcy Court and subsequently settled in the Company’s favor on July 6, 2011.  Under the terms of the settlement, the Company received $0.2 million in cash and 425,000 shares of Imperial (E-Biofuels’ parent company) stock.  The stock was valued at $0.7 million on the date of receipt of July 6, 2011 and $0.1 million at March 31, 2012.  The Company also had previously recorded a liability related to tax credits of

$0.7 million which was relieved by the settlement.  The stock was booked as available for sale securities which are classified as short-term investments on the condensed consolidated balance sheet.  For the quarter ended March 31, 2012, the Company recorded a loss on available for sale securities of $0.1 million related to the decrease in the current trading price of the stock, which is included in other non-operating income (expense) on the condensed consolidated statement of operations, as the amount is considered an other than temporary impairment.

On September 3, 2009, Union Tank Car Company (“Union Tank”) filed notice of a claim against the Company with the Bankruptcy Court for a general unsecured claim in the amount of $82.6 million for certain estimated end charges including railcar cleaning cost and unpaid rental payments for leased railcars.  Union Tank also filed an administrative claim against the Company in the amount of $0.1 million for the alleged use of railcars after the effective date of the rejection of the leases for such railcars.  The Company disputed both of these claims.  On September 30, 2011, the Court ruled that the claim shall be allowed in the amount of $27.6 million.  Partial distribution of shares on account was made October 31, 2011, in accordance with the terms of the Plan and at such time as the distribution was made to other holders of claims in classes five and six that were allowed as of September 30, 2011.  As a result of the settlement on September 30, 2011, the Company reversed the related reserve for this matter of $0.1 million through other non-operating income (expense) on the condensed consolidated statements of operations.

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

11.                     RETIREMENT AND PENSION PLANS

The Company has a defined benefit pension plan (the “Retirement Plan”) that is noncontributory and covers unionized employees at its Pekin, Illinois facility who fulfill minimum age and service requirements.  Benefits are based on a prescribed formula based upon the employee’s years of service.  On October 29, 2010, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industry and Service Workers International Union, Local 7-662 (the “Union”) ratified a new collective bargaining agreement with the Company for its hourly production workers in Pekin, Illinois.  This new agreement was effective November 1, 2010.  The agreement states that, among other things, employees hired after November 1, 2010 will not be eligible to participate in the Retirement Plan.  The Company uses a December 31 measurement date for its Retirement Plan.

A summary of the components of net periodic pension cost for the Retirement Plan is as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$120	$95
Interest cost	143	138
Expected return on plan assets	(207)	(202)
Amortization of net actuarial loss	42	—
Net periodic pension cost	$98	$31

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

A summary of the components of net periodic postretirement cost for the Postretirement Plan is as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$30	$18
Interest cost	32	30
Amortization of net actuarial loss	12	—
Net periodic postretirement cost	$74	$48

13.                     INCOME TAXES

The provision for income taxes for the three months ended March 31, 2012 and 2011 consists of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)
Current expense (benefit)	$(286)	$188
Deferred expense (benefit)	—	—
Interest income (expense)	—	—
Total income tax expense (benefit)	$(286)	$188

The difference between the effective tax rate accrued and the statutory rate is principally due to the impact of state taxes (net of federal benefit), increases in valuation allowances, and other permanent differences between book and tax.

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

At March 31, 2012, the Company had $0.1 million of uncertain tax benefits.  All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.  At March 31, 2012, the Company’s liability for unrecognized tax benefits is included in other long-term liabilities on the condensed consolidated balance sheet.  There is a reasonable possibility that these unrecognized tax benefits could reverse within the next 12 months.

14.                     STOCK-BASED COMPENSATION PLANS

Pre-tax stock-based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $(0.3) million and $1.7 million, respectively, which was charged to selling, general and administrative expense in the condensed consolidated statement of operations.

Equity Awards

During the three months ended March 31, 2012, the Company awarded 45,156 stock options to certain employees.  These awards have a graded vesting schedule in which one-third of the awards will vest each year on each of the first 3 anniversaries of the grant date.  The determination of the fair value of the stock option awards, using the Black Scholes Option Pricing Model, is based on the assumptions in the following table.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant over the expected term.  Expected volatility is calculated by considering the expected volatilities of public companies engaged in similar industries.  The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the options. As a result, the expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin 110.  Assumptions for options granted during the three months ended March 31, 2012 are as follows:

Three Months Ended March 31,
2012
Expected stock price volatility	101.8%
Expected term (in years)	6.0
Risk-free interest rate	1.1%
Expected dividend yield	0.0%
Weighted average fair value	$2.82

Certain stock options held by our Chief Executive Officer were modified in February 2012.  Of the 100,000 stock options that were granted to the executive in 2010, 77,519 were modified to reduce the exercise price of the options from $43.75 to $3.55.  The Company recognized an incremental fair value amount of $0.1 million in pre-tax stock-based compensation expense related to the modification for the three months ended March 31, 2012.

On March 19, 2012, the Company’s Senior Vice President, Commodity Risk Management resigned.  Pursuant to the separation agreement, the executive forfeited certain unvested equity awards.  The Company recognized a reduction in pre-tax stock-based compensation expense of $0.6 million related to these forfeitures during the three months ended March 31, 2012.

15.                     SUBSEQUENT EVENTS

On April 10, 2012, Aventine executed an agreement with Green Plains Renewable Energy, Inc. and its subsidiaries (“GPRE”) as settlement of a pending litigation between the companies.  Pursuant to the settlement agreement, the parties agreed to the settlement and release of all claims and a dismissal of the litigation.  Under the terms of the settlement agreement, GPRE agreed to make a cash payment of approximately $3.0 million to Aventine, which is expected to be made during the second quarter of 2012.  In addition, GPRE will also purchase a minimum of 5 million gallons of ethanol from the Company per month from May to August 2012 at prices set forth in the settlement agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms the “Company”, “we”, “our”, and “us” refer to Aventine Renewable Energy Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context otherwise requires.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the Securities and Exchange Commission (the “SEC”).  These risks are not the only ones we face.  Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us.  If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Business Summary

We are a producer and marketer of ethanol.  Through our production facilities, we market and distribute ethanol to many of the leading energy companies in the United States (the “U.S.”).  Our revenues are principally derived from the sale of ethanol and from the sale of co-products and bio-products that we produce as by-products during the production of ethanol at our plants.

Recent Developments

In mid-February 2012, we temporarily brought down the Mt. Vernon facility in order to perform needed maintenance.  Margins at Mt. Vernon have been under pressure due to strong corn basis in that region which could not be passed on to our customers.  When margins return, we will be prepared to bring this plant back on line and continue its progress to full rate.

On March 19, 2012, we entered into a separation agreement (the “Separation Agreement”) with Ben Borgen (“Mr. Borgen”), Senior Vice President, Commodity Risk Management, pursuant to which Mr. Borgen resigned from all positions held with us and our affiliates.  Under the terms of the Separation Agreement, Mr. Borgen received, among other things, (i) a termination payment of $700,000, which was paid to Mr. Borgen within thirty (30) days following his departure and (ii) 22,596 shares of our common stock, which were delivered to Mr. Borgen within thirty (30) days following his departure.  In addition, Mr. Borgen will receive 26,666 shares of our common stock in respect of his previously-vested restricted stock units, which will be settled six (6) months following his departure.  Mr. Borgen has previously vested in 42,750 stock options, which remained exercisable for thirty (30) days following his departure.  Mr. Borgen’s unvested stock options and all hybrid equity units, whether vested or unvested, have terminated.

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Commodity Pricing

Our operations are highly dependent on commodity prices, especially prices for ethanol, corn and natural gas.

Ethanol. During the first quarter of 2012, ethanol prices averaged approximately $2.23 per gallon compared to an average price of $2.43 per gallon during the first quarter of 2011.  At March 31, 2012, we had contracts for delivery of ethanol totaling 38.8 million gallons through December 2012, of which 2 million gallons were based on fixed-price contracts and 36.8 million were at spot prices using Platts and Oil Price Information Service (“OPIS”) indices.

Corn. During the first quarter of 2012, corn prices averaged approximately $6.41 per bushel compared to an average price of $6.70 per bushel during the first quarter of 2011, a decrease of approximately 4%.

We continuously purchase corn for physical delivery from suppliers using forward purchase contracts in order to assure supply. As we do this, we have in the past often shorted a like amount of Chicago Board of Trade (“CBOT”) corn futures with similar dates to lock in the basis differential. We have also occasionally used CBOT futures contracts to lock in the price of corn by taking long positions in CBOT contracts in order to reduce our risk of price increases. Exchange traded forward contracts for commodities are marked to market each period. Our forward physical purchases of corn are not marked to market.  At March 31, 2012, we had fixed the price of 1.5 million bushels of corn through April 30, 2012 and we had future contracts to purchase 50 thousand bushels of corn.

Natural Gas. Natural gas is an important input in our ethanol and co-product production process. We use natural gas primarily to dry distillers grains for storage and transportation over longer distances. This allows us to market distillers grains to broader livestock markets in the U.S. The price fluctuation in natural gas prices over the first three months of 2012, based on the New York Mercantile Exchange daily futures data, has ranged from a high of $3.10 per MMBtu at the beginning of January to a low of $2.13 per MMBtu at the end of March.  Our current natural gas usage is approximately 400,000 MMBtus per month.  The price fluctuation in natural gas prices over the first three months of 2011, based on the New York Mercantile Exchange daily futures data, ranged from a high of $4.74 per MMBtu at the end of January to a low of $3.78 per MMBtu at the beginning of March.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and notes to our condensed consolidated financial statements contained herein and the consolidated financial statements and related notes for the year ended December 31, 2011 in our Annual Report on Form 10-K.

Overview

For the three months ended March 31, 2012 and 2011, we incurred net losses of $22.5 million and $19.3 million, respectively. The loss in the three months ended March 31, 2012 as compared to the loss for the three months ended March 31, 2011 is due primarily to a decreased spread between ethanol prices and corn costs.  CBOT spreads between ethanol and corn were positive for the three months ended March 31, 2011 at an average of approximately $0.03 per gallon compared to an average negative spread of approximately ($0.09) per gallon for the three months ended March 31, 2011.  In addition, the three months ended March 31, 2011 included a $9.4 million loss incurred on the early extinguishment of the Notes.  See Note 8 in the accompanying condensed consolidated financial statements.

Total gallons of ethanol marketed and distributed were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In millions of gallons)
Equity production	58.2	61.8
Purchase/resale	6.9	0.7
Decrease in inventory	3.2	1.1
Total gallons	68.3	63.6

The decrease in equity production of 3.6 million gallons for the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of the shutdown of the Mt. Vernon facility in early 2012.  The majority of the production decline due to the Mt. Vernon facility shutdown was offset by increased production at our Pekin, Illinois and Nebraska facilities.  The increase in gallons marketed and distributed of 4.7 million is primarily attributable to the additional gallons purchased of 6.2 million and the additional decrease in inventory of 2.1 million gallons, partially offset by the decreased production due to the shutdown of our Mt. Vernon facility.  We purchased 6.9 million gallons for resale in the first quarter of 2012 in order to fulfill sales contracts during the shutdown of our Mt. Vernon facility.

The Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(In millions)
Net sales	$200.5	$198.1
Cost of goods sold	(209.5)	(192.7)
Gross profit	(9.0)	5.4

Selling, general and administrative expenses	(6.6)	(9.4)
Other operating expense	(0.7)	(1.2)
Operating income (loss)	(16.3)	(5.2)
Other income (expense):
Interest expense	(6.4)	(5.3)
Loss on available for sale securities	(0.1)	—
Loss on early retirement of debt	—	(9.4)
Gain (loss) on derivative transactions	(0.1)	0.9
Other non-operating income (expense)	0.1	(0.1)
Income tax benefit (expense)	0.3	(0.2)
Net loss	$(22.5)	$(19.3)

Net sales were generated from the following products:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In millions)
Ethanol	$150.6	$151.1
By-Products	49.9	47.0
Total	$200.5	$198.1

Ethanol net sales remained relatively flat during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as an increase in gallons marketed and sold was predominantly offset by a decrease in average price per gallon sold.  During the first quarter of 2012, we produced 58.2 million gallons of ethanol compared to 61.8 million gallons produced during the quarter ended March 31, 2011.  We marketed and sold 68.3 million gallons of ethanol during the three months ended March 31, 2012 for an average sales price of $2.20 per gallon compared to 63.6 million gallons for an average sales price of $2.38 per gallon during the three months ended March 31, 2011.

By-product revenues increased primarily as a result of increases in the price per ton and in the volume sold.  We sold 297 thousand tons during the three months ended March 31, 2012 for an average price of $167.72 per ton compared to 290 thousand tons during the three months ended March 31, 2011 for an average price of $161.92 per ton. By-product revenues, as a percentage of corn costs, rose to 34.6% during the three months ended March 31, 2012 compared to 30.9% during the three months ended March 31, 2011.  Co-products produced by the dry mill process have less value historically than those produced by the wet mill process.  As a result of the shutdown of the Mt. Vernon dry mill, our overall product mix between wet and dry co-products produced changed from 45% higher-value wet mill products and 55% lower-value dry mill products during the first quarter of 2011, to approximately 47% higher-value wet mill products and 53% lower-value dry mill products during the first quarter of 2012.

Cost of goods sold consists of corn costs, conversion costs (the cost to produce ethanol at our own facilities), the cost of purchased ethanol, the cost changes in our inventory, freight and logistics to ship ethanol and co-products and depreciation and amortization expense.  Cost of goods sold was approximately $209.5 million and $192.7 million during the three months ended March 31, 2012 and 2011, respectively.  The increase in cost of goods sold from the three months ended March 31, 2011 compared to the three months ended March 31, 2012 is principally the result of purchased ethanol and changes in inventory, partially offset by the reduction in corn costs.

Corn costs for the three months ended March 31, 2012 and 2011 were $144.2 million and $151.9 million, respectively.  The decrease in corn costs is primarily due to a decrease in the number of bushels used in production.  This reduction is partially offset by an increase in the price per bushel.  We used 21.9 million bushels of corn in production during the first quarter of 2012 compared to 23.4 million bushels during the quarter ended March 31, 2011. During the three months ended March 31, 2012, corn used in production was approximately $6.59 per bushel compared to $6.48 per bushel for the three months ended March 31, 2011.

Conversion costs for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(In millions)
Utilities	$11.7	$14.5
Salary and benefits	6.3	5.9
Materials and supplies	6.9	6.9
Denaturant	2.8	3.2
Outside services	2.3	2.1
Other	—	0.2
	$30.0	$32.8

Conversion costs per gallon were $0.52 for the three months ended March 31, 2012 compared to $0.53 for the three months ended March 31, 2011.  Conversion costs for the three months ended March 31, 2012 included excess costs related to carrying our Mt. Vernon facility during its shutdown.  Excluding these excess costs would reduce our conversion costs to an average of approximately $0.49.

Purchased ethanol is included in our cost of goods sold.  For the three months ended March 31, 2012 and 2011, we purchased 6.9 million gallons and 725 thousand gallons, respectively.  Purchased ethanol totaled $13.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.  The cost per gallon purchased was $1.91 during the three months ended March 31, 2012 compared to $2.44 during the three months ended March 31, 2011.

During the three months ended March 31, 2012, changes in inventory resulted in an increase of $6.7 million to cost of goods sold compared to a decrease in cost of goods sold of $7.2 million during the three months ended March 31, 2011.  The increase in cost of goods sold for the three months ended March 31, 2012 was primarily the result of a change in both the volume and price of finished goods.  The average inventory cost of ethanol was $2.19 per gallon at the end of the first quarter of 2012 compared to $2.34 per gallon at December 31, 2011.

Freight and logistics costs for the three months ended March 31, 2012 and 2011 were $8.6 million and $8.3 million, respectively.  During the first quarter of 2012, we marketed and distributed approximately 68.3 million gallons of ethanol compared to 63.6 million gallons during the three months ended March 31, 2011.  On a per gallon basis, freight and logistics costs were $0.13 per gallon for both the three months ended March 31, 2012 and 2011.

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $6.2 million and $5.1 million, respectively.  The increase in depreciation expense is primarily related to our Mt. Vernon facility.  We placed Mt. Vernon assets in-service for depreciation purposes in February 2011.

The average ethanol sales price for the three months ended March 31, 2012 was $2.20 compared to $2.38 for the three months ended March 31, 2011.  This represents a 7.6% decrease in sales price per gallon.  The average cost of corn bushels used was $6.59 for the three months ended March 31, 2012, compared to $6.48 for the three months ended March 31, 2011.  This represents a 1.7% increase in cost per bushel used.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Average sales price per gallon of ethanol	$2.20	$2.38
Average cost per bushel of corn	$6.59	$6.48
Co-product revenue as a percentage of corn costs	34.6%	30.9%

SG&A expenses decreased to $6.7 million for the three months ended March 31, 2012 as compared to $9.5 million for the three months ended March 31, 2011.  This represents a $2.8 million decrease.  The decrease is primarily related to a reduction in stock compensation expense, partially offset by a separation payment to a departing senior executive.  Changes in stock compensation expense were the result of several factors, including certain award tranches becoming fully vested and expensed by March 31, 2011.  In addition, some employees forfeited awards due to their departures after March 31, 2011.

Interest expense for the three months ended March 31, 2012 and 2011 was $6.4 million and $5.3 million, respectively.  Interest expense for the three months ended March 31, 2012 includes $5.9 million related to the Term Loan Facility, $0.2 million of other interest expense, and $0.9 million of amortization of deferred financing fees, reduced by capitalized interest of $0.6 million. Interest expense for the three months ended March 31, 2011 includes $5.3 million related to the Term Loan Facility, $1.1 million related to the Notes, $0.2 million of other interest expense, and $0.6 million of amortization of deferred financing fees, reduced by capitalized interest of $1.9 million.

On January 21, 2011, we redeemed our $155 million Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest.  In connection with the redemption, we recognized a $9.4 million loss on the early extinguishment of debt.

Gain (loss)  on derivative transactions, net for the three months ended March 31, 2012 includes $89 thousand of net realized and unrealized losses on corn and ethanol derivative contracts versus net realized and unrealized gains in the three months ended March 31, 2011 of $890 thousand. We do not mark to market forward physical contracts to purchase corn or sell ethanol as we account for these transactions as normal purchases and sales under ASC 815.

Our tax expense rate for the three months ended March 31, 2012 was a benefit of 1.2% of pre-tax loss compared to a tax expense rate for the three months ended March 31, 2011 of 1.0%, respectively, of pre-tax loss.

Facility Operating Data

The following table provides selected key operating statistics for our operating facilities.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(In millions)
Pekin, Illinois:
Ethanol gallons produced	37.3	35.7
Corn consumed (bushels)	14.4	13.5

Nebraska Energy:
Ethanol gallons produced	11.6	7.5
Corn consumed (bushels)	4.2	3.0

Mt. Vernon:
Ethanol gallons produced	9.2	18.6
Corn consumed (bushels)	3.3	7.0

In mid-February 2012, we temporarily brought down the Mt. Vernon facility in order to perform needed maintenance.  Margins at Mt. Vernon have been under pressure due to strong corn basis in that region which could not be passed on to our customers.  When margins return, we will be prepared to bring this plant back on line and continue its progress to full rate.  For the three months ended March 31, 2012, production at our Nebraska facility increased 55% over the same quarter last year.  This increase was primarily the product of the fermentation improvements made during the operational shutdown in mid-2011.  These improvements in fermentation have led to increased yields and additional throughput.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

	March 31, 2012	December 31, 2011
	(In millions, except current ratio)
Cash and cash equivalents	$20.2	$36.1
Net working capital	$52.4	$70.6
Availability under revolver	$16.4	$20.1
Total debt	$216.1	$216.3
Current ratio	2.94	3.12

Financing

At emergence from bankruptcy on March 15, 2010, we obtained approximately $98 million of proceeds through the issuance of $105 million principal amount of the Notes and 1,710,000 shares of common stock.  In addition, on August 19, 2010, we issued and sold an additional $50 million in aggregate principal amount of Notes, resulting in gross proceeds of approximately $51 million (excluding accrued interest on the Notes through the issue date).  Such Notes were redeemed on January 21, 2011 at a redemption price of 105% of the principal amount of $155 million, plus accrued and unpaid interest.

On December 22, 2010, we entered into the Term Loan Agreement, under which the lenders provided the aggregate principal amount of $200 million.  Also on December 22, 2010, we gave notice of redemption pursuant to the indenture dated as of March 15, 2010 among ourselves, each of our direct and indirect wholly-owned subsidiaries, as guarantors, and Wilmington Trust FSB, as trustee and collateral agent, providing that we would redeem all $155 million aggregate principal amount of Notes at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Concurrently with the closing of the Term Loan Agreement, we irrevocably deposited in trust with the trustee for the Notes, $164.8 million of the proceeds from the Term Loan Facility, funds sufficient to pay the redemption price for all $155 million aggregate principal amount of the Notes. We redeemed such Notes on January 21, 2011.  In connection with the redemption, we paid $164.8 million, of which $155 million related to the principal amount of the Notes, $7.8 million related to a prepayment penalty on the Notes and $2 million related to interest on the Notes.

On April 7, 2011, we entered into the Incremental Agreement with Citibank, N.A., as administrative agent for the lenders under the Term Loan Agreement, and Macquarie, as lender, to our Term Loan Agreement.  Pursuant to the Incremental Amendment, Macquarie loaned us an aggregate principal amount equal to $25 million, net of $1.3 million in fees.  The loan under the Incremental Amendment has substantially the same terms as the existing loans under the Term Loan Agreement, including seniority, ranking in right of payment and of security, maturity date, applicable margin and interest rate floor.  We continue to be subject to all other terms and restrictions contained in the original Term Loan Agreement.

On July 20, 2011, we entered into the New Revolving Facility with the Lenders and Wells Fargo.  In connection with the New Revolving Facility, the rights and obligations of the lenders under the Revolving Facility were assigned from PNC to Wells Fargo and the facility was terminated.  Future borrowings under the New Revolving Facility will be used for general corporate purposes.  We terminated the Revolving Credit Agreement with PNC and paid a $0.6 million early termination fee.  We capitalized $2.9 million in debt issuance costs for the year ended December 31, 2011 related to the New Revolving Facility Agreement.  These costs will be amortized using the straight-line method over the term of the New Revolving Facility Agreement.  We recognized $0.2 million of expense for the amortization of debt issuance costs related to the New Revolving Facility Agreement during the three months ended March 31,

2012.  We were in compliance with all of the covenants related to the New Revolving Facility Agreement at March 31, 2012.

On July 20, 2011, we entered into the Citi Amendment to the Term Loan Agreement with the lenders party thereto and the Term Loan Agent.  Under the terms of the Citi Amendment, the amount of indebtedness that we are permitted to incur under the New Revolving Facility (including bank products and hedging obligations) is capped at $58 million.  The Citi Amendment reduces our minimum liquidity covenant for 2012 from $25 million to $15 million. The Citi Amendment also includes certain technical amendments to permit the New Revolving Facility.

On March 15, 2010, we entered into the Revolving Facility, which was increased to $30 million in February 2011.  The amendment required us to provide cash as security for all outstanding and undrawn letters of credit but allowed us to utilize the existing $5 million pledged to PNC as part of the cash required to secure the letters of credit. The Revolving Facility was terminated on July 20, 2011.

As of March 31, 2012, approximately 6.4 million of the 6.8 million new common equity shares reserved for distribution to general, unsecured claimholders under the Plan have been distributed.  However, because our ability to distribute shares held in reserve depends on resolving outstanding claims currently in dispute, it is difficult to predict the amount of each quarterly distribution, if any, or when all the remaining shares will be distributed.

Total liquidity at March 31, 2012 was $36.6 million, comprised of $20.2 million in cash and cash equivalents and $16.4 million availability under the New Revolving Facility. As of March 31, 2012, there were no borrowings outstanding under the New Revolving Facility, and there were $9.2 million of outstanding letters of credit issued against the New Revolving Facility.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by our borrowing facility, and cash provided by operations. If our future cash flow is insufficient to meet our debt obligations and commitments, we may be required to undertake alternative financing plans, such as: (i) refinancing or restructuring our debt, (ii) selling assets, (iii) reducing or delaying capital investments, or (iv) seeking to raise additional capital. There can be no assurance, however, that undertaking alternative financing plans would allow us to meet our debt obligations. Our inability to meet our debt obligations and commitments could lead to an event of default under the Term Loan Agreement or the New Revolving Facility Agreement. If an event of default occurs under the Term Loan Agreement, then the Term Loan Facility may become immediately due and payable and the holders could accelerate repayment of the obligations under the Term Loan Agreement or foreclose on the collateral granted to them. If an event of default occurs under the New Revolving Facility Agreement, then the lenders may terminate their commitments, accelerate repayment of the obligations, or foreclose on the collateral granted to them. In addition, an event of default under either of the Term Loan Agreement or the New Revolving Facility Agreement may lead to an event of default under the Term Loan Agreement or the New Revolving Facility Agreement, as the case may be, under certain circumstances.

In addition, our ability to execute on our growth strategy will be determined, in large part, by the availability of debt and equity capital, and we continuously evaluate our financing opportunities. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors. Our ability to meet our liquidity requirements and execute on our growth strategy can be impacted by economic conditions outside of our control, such as the disruption in the capital and credit markets that occurred in 2008 and 2009, as well as commodity price volatility. We may be required to seek sources of capital earlier than anticipated, although the restrictions in our New Revolving Facility Agreement and Term Loan Agreement may impair our ability to access other sources of capital, and access to additional capital may not be available on terms acceptable to us or at all.

Cash and cash equivalents. Cash and cash equivalents decreased by $15.9 million during the three months ended March 31, 2012.  Cash and cash equivalents at March 31, 2012 and December 31, 2011 were $20.2 million and $36.1 million, respectively.

Cash provided by operations. Net cash used in operations was $13.3 million and $17.8 million, respectively, for the three months ended March 31, 2012 and 2011. Cash used in operations during 2012 was primarily due to operating losses as a result of the depressed margin environment. Cash used in operations during 2011 was primarily due to the start-up of our Mt. Vernon facility as well as operating issues at our Nebraska facility that were resolved at the summer shutdown.

Uses of Liquidity

Our principal uses of liquidity are payments related to our outstanding debt and liquidity facility, working capital, funding of operations and capital expenditures.

Payments related to our debt and liquidity facility. During the three months ended March 31, 2012 and 2011, we used $0.6 million and $0.5 million, respectively, of cash to make required repayments of borrowings on our Term Loan Facility.

Working capital. Our net working capital position decreased by $18.2 million to $52.4 million at March 31, 2012 from $70.6 million at December 31, 2011.  Current assets decreased by $24.6 million to $79.3 million at March 31, 2012 from $103.9 million at December 31, 2011 primarily related to a decrease in cash due to operating losses.  Current liabilities decreased by $6.3 million to $27.0 million at March 31, 2012 from $33.3 million at December 31, 2011 primarily related to a decrease in deferred revenue and accounts payable.

Capital expenditures. During the three months ended March 31, 2012 and 2011, we spent approximately $1.9 million and $7.9 million, respectively, on capital projects. Of the $1.9 million spent during the first quarter of 2012, $1.2 million was spent in Canton, Illinois and $0.4 million was spent on improvements in Pekin, Illinois.  Of the $7.9 million spent during the first quarter of 2011, $4 million was spent on our capacity expansion project in Aurora, Nebraska and $2.7 million was spent on our capacity expansion project in Mt. Vernon, Indiana.

We expect the Aurora West facility to become operational on or before July 1, 2012 and the Canton facility to become operational in late 2012, subject to weather conditions, commodity prices, and the availability of working capital.  See “Liquidity Outlook” below.

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

At March 31, 2012, we had $20.2 million of cash and cash equivalents and $52.4 million in net working capital.  Additionally, at March 31, 2012, we had availability under the New Revolving Facility of approximately $16.4 million. We depend on the New Revolving Facility Agreement for future working capital needs. If there is an event of default by us under the New Revolving Facility Agreement that continues beyond any applicable cure period, resulting in amounts outstanding becoming immediately due and payable, or if our qualifying inventory and accounts receivable decline such that our borrowing base is limited, we may not have sufficient funds available to repay such borrowings or we may be unable to borrow a sufficient amount to fund our operations.  In the event that cash flows and borrowings under the New Revolving Facility Agreement are not sufficient to meet our cash requirements, we may be required to seek additional financing.

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

Under our Term Loan Agreement, we are required to maintain a minimum liquidity position, comprised of available cash and borrowing capacity under our New Revolving Facility Agreement, which will increase from $15 million to $25 million beginning in 2013.  Based on current commodity prices and market conditions, our liquidity forecast may indicate a need to defer start-up of our Canton facility beyond 2012.  If we do not generate enough cash flow from operations to satisfy our principal uses of liquidity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or raising additional capital. In addition, under our Term Loan Agreement, we are required to maintain a debt to total capitalization ratio of no greater than 0.65 to 1.0.  If we continue to incur significant operating losses, there is a risk that we may be in default of maintaining this debt capitalization ratio during 2012.

Despite the risks identified associated with our liquidity and our forecasted operating cash flows, we believe that we have sufficient liquidity through our cash and cash equivalents, cash from operations and borrowing capacity under our New Revolving Facility Agreement to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies, and capital expenditures.  We also believe that the additional avenues available to preserve liquidity in the event of an industry or economic downturn are adequate to allow us to continue operations.  However, there is no assurance that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations.

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

For more information about our environmental compliance and actual and potential environmental liabilities, see “Business — Environmental and Regulatory Matters’’ in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are subject to market risk with respect to the price and availability of corn, the principal raw material we use to produce ethanol and ethanol by-products. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply. Our weighted-average gross corn cost for the first quarter of 2012 was approximately 1.7% higher than the first quarter of 2011.

We have firm-price purchase commitments with some of our corn suppliers under which we agree to buy corn at a price set in advance of the actual delivery of that corn to us. Under these arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is delivered.  At March 31, 2012, we had firm-price purchase commitments to purchase approximately 1.5 million bushels of corn at an average fixed price of $6.67 per bushel for delivery through April 2012, and future contracts to purchase 50 thousand bushels of corn.  At December 31, 2011, we had firm-price purchase commitments to purchase approximately 1.2 million bushels of corn for delivery through February 2012.  We also had future contracts to sell 45 thousand bushels of corn.  We have elected to account for these transactions as normal purchases under ASC 815, and accordingly, did not mark these transactions to market.

From time to time, we enter into commodity futures contracts in connection with the purchase of corn to reduce our risk of future price increases. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain (loss) on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At March 31, 2012, we had 10 long May 2012 corn futures contracts (50,000 bushels) at an average price of $6.36 per bushel.  At December 31, 2011, we had 9 short March 2012 corn futures contracts (45,000 bushels) at an average price of $6.34 per bushel.

We are also subject to market risk with respect to ethanol pricing. Our ethanol sales are priced using contracts that can either be based upon a fixed price, based upon the price of wholesale gasoline plus or minus a fixed amount, or based upon a market price at the time of shipment. We sometimes fix the price at which we sell ethanol using fixed price physical delivery contracts. At March 31, 2012, we had fixed-priced contracts to sell 2 million gallons of ethanol at an average price of $2.16 per gallon.  At December 31, 2011, we had fixed-priced contracts to sell 3.9 million gallons of ethanol.  These sale transactions would not be marked to market as they qualify for the normal sales exemption under ASC 815.

From time to time, we also sell forward ethanol using contracts where the price is determined at a point in the future based upon an index plus or minus a fixed amount. At March 31, 2012, we had sold 36.8 million gallons of ethanol at index prices using Platt and OPIS indices. At December 31, 2011, we had sold

58.1 million gallons of ethanol at index prices using Platt and OPIS indices. When we have these arrangements, we assume the risk of a price decrease in the market price of gasoline. In order to reduce our market exposure to price decreases, at the time we enter into a firm sales commitment, we may also enter into commodity forward contracts to sell a like amount of gasoline at the then-current price for delivery to the counterparty at a later date. We account for these transactions under ASC 815. These forward contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain (loss) on derivative transactions, net” on the condensed consolidated statements of operations.  The fair value of these derivative liabilities is recognized in other current assets or current liabilities in the condensed consolidated balance sheets, net of any cash paid to brokers.

From time to time, we enter into commodity futures contracts in connection with the sale of ethanol. We account for these transactions under ASC 815. These futures contracts are not designated as hedges and, therefore, are marked to market each period, with corresponding gains and losses recorded in “Gain (loss) on derivative transactions, net” on the condensed consolidated statements of operations. The fair value of these derivative contracts is recognized in other current assets in the condensed consolidated balance sheet, net of any cash received from the brokers. At March 31, 2012, we had no open ethanol futures contracts.  At March 31, 2012, there were 210 thousand gallons of Platts’ swaps that were expired but were still subject to settlement.  At December 31, 2011, we were long 210 thousand gallons of Platts’ swaps and there were 3.1 gallons of Platts’ swaps that were expired but were still subject to settlement.

We may also be subject to market risk with respect to our supply of natural gas which is consumed during the production of ethanol and its co-products and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions, overall economic conditions and foreign and domestic governmental regulation.  At March 31, 2012, we had purchased forward 259,500 MMBtus of natural gas at an average fixed price of $2.05 per MMBtu through April 2012. At December 31, 2011, we had purchased forward 527,000 MMBtus of natural gas at an average fixed price of $3.28 per MMBtu through January 2012. We have elected to account for these transactions as normal purchases under ASC 815 and, accordingly, have not marked these transactions to market.

We prepared a sensitivity analysis to estimate our exposure to market risk of our daily net commodity position. Our daily net commodity position consists of merchandisable agricultural commodity inventories, related purchase and sale contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts, including those contracts used to hedge portions of production requirements. The fair value of such daily net commodity position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. Based on the analysis performed, our highest position at March 31, 2012 had a fair value of $8.4 million, which would result in a $0.8 million market risk.  Our lowest position at March 31, 2012 had a fair value of $65 thousand, which would result in a $65 thousand market risk.  Our average position at March 31, 2012 was approximately $3.2 million, for an average market risk of $0.32 million.

Interest Rate Risk

The primary market risk associated with the Term Loan Agreement is sensitivity to changes in the interest rate. Borrowings under the Term Loan Agreement will bear interest at (i) LIBOR (2% floor) plus 8.5% per annum or (ii) the alternate base rate plus 7.5% per annum.  See Note 8 in the accompanying condensed consolidated financial statements for more details.  The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. We performed a sensitivity analysis that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of March 31, 2012, a hypothetical 100 basis point change in interest rates would not impact our interest expense because the adjusted LIBOR rate as of March 31, 2012 was 0.47% compared to our minimum Term Loan Facility adjusted LIBOR rate of 2.00%

per annum according to the Term Loan Agreement.

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

Item 4.                                               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer, John W. Castle, and our Chief Financial Officer, Calvin Stewart, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Castle and Stewart have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been properly designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Castle and Stewart, as appropriate to allow timely decisions regarding the required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

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

PART II.                     OTHER INFORMATION

Item 1.                                               Legal Proceedings

We are from time to time involved in various legal proceedings, including legal proceedings relating to the extensive environmental laws and regulations that apply to our facilities and operations.  We are not involved in any legal proceedings, other than those described herein, that we believe could have a material adverse effect upon our business, operating results, financial condition or cash flows.  See Note 10 in the accompanying condensed consolidated financial statements for a discussion of material legal proceedings.

There have been no significant developments in the “legal proceedings” described in our Annual Report on Form 10-K for the year ended December 31, 2011 other than those disclosed in Note 10 in the accompanying condensed consolidated financial statements.

Item 1A.                             Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011 other than noted below.

If we continue to incur significant operating losses, there is a risk that we may not be able to comply with our financial covenants.

Under our Term Loan Agreement, we are required to maintain a minimum liquidity position, comprised of available cash and borrowing capacity under our New Revolving Facility Agreement, which will increase from $15 million to $25 million beginning in 2013.  Based on current commodity prices and market conditions, our liquidity forecast may indicate a need to defer start-up of our Canton facility beyond 2012.  If we do not generate enough cash flow from operations to satisfy our principal uses of liquidity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or raising additional capital. In addition, under our Term Loan Agreement, we are required to maintain a debt to total capitalization ratio of no greater than 0.65 to 1.0.  If we continue to incur significant operating losses, there is a risk that we may be in default of maintaining this debt capitalization ratio during 2012.

We are parties to a contract governing the development of the Aurora West Facility. In the event we do not meet our obligations with respect to the construction and completion of the plant pursuant to the terms of the contract, the Aurora Co-operative may have the right to acquire the real estate which could have material adverse effect on our business and operations.

On or about March 23, 2010, in accordance with the terms of a stipulation filed with the Bankruptcy Court, we paid approximately $2.1 million to the Aurora Co-operative, representing penalties of (i) approximately $0.8 million, arising under a Master Development Agreement with the Aurora Co-operative for failure to complete construction of the Aurora West facility, for the period of July 1, 2009 through and including December 31, 2009, and (ii) approximately $1.3 million for failing to complete the Aurora West facility by September 30, 2010  for each month starting from January 1, 2010 through and including September 30, 2010.  Beginning on October 1, 2010, we have been subjected to additional penalties of $138,889 per month, and will remain subject to these penalties until the plant (although constructed) is operational or total penalties equaling $5.0 million have been paid by us, whichever comes first.  The Aurora West facility was substantially completed by the end of the fourth quarter of 2010.  We are using commercially reasonable efforts to cause the Aurora West facility to become operational and begin operations on or before July l, 2012.

Under the terms of an amendment relating to the Master Development Agreement and the related agreement for the Purchase and Sale of Aurora Co-operative Real Estate, if we fail to diligently pursue construction of the Aurora West plant to completion by July 1, 2012, the Aurora Co-operative has the option to repurchase the property at $16,500 per acre (subject to adjustment).  Based upon conversations with representatives of the Aurora Co-operative, we understand that the Aurora Co-operative will seek to exercise the option for the real estate and the plant if the Aurora West facility has not produced ethanol at a certain rate for thirty consecutive business days by July 31, 2012.  It is anticipated that the Aurora West facility will not have produced ethanol for thirty consecutive business days by such date.  We dispute that it is necessary under the terms of the option that the Aurora West facility is required to have produced ethanol for thirty consecutive business days by July 31, 2012 in order to prevent the Aurora Co-operative from exercising the repurchase option. In addition, we dispute that the scope of the option includes any assets other than certain portions of the real estate.  Although we have had discussions with representatives of the Aurora Co-operative to resolve this matter, there is no assurance that we will be able to achieve a resolution of this dispute.  Moreover, the undertaking of litigation or entering into a settlement agreement may have a material and adverse effect on our liquidity position and results of operations.

Item 2.                                               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                               Defaults Upon Senior Securities

None.

Item 4.                                               Mine Safety Disclosures

Not Applicable.

Item 5.                                               Other Information

None.

Item 6.                                                         Exhibits

Exhibit Number	Description
10.1

Separation Agreement between Ben Borgen and Aventine Renewable Energy Holdings, Inc., dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to Aventine’s Current Report on Form 8-K filed March 20, 2012).

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: May 9, 2012	By:	/s/Calvin Stewart
	Name:	Calvin Stewart
	Title:	Chief Financial Officer
(Principal Financial Officer)