Form 10-Q/A
period 2012-03-31
AVENTINE RENEWABLE ENERGY HOLDINGS INC
filed 2012-10-04
CIK 1285043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FORM 10-Q

QUARTERLY REPORT

EXPLANATORY NOTE

Aventine Renewable Energy Holdings, Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2012, to correct a calculation error in the amount disclosed for both the basic and diluted weighted-average number of common and common equivalent shares outstanding as well as both the basic and diluted loss per common share amounts for the three month period ended March 31, 2012.  These errors occurred in the Company’s Condensed Consolidated Statement of Operations as well as in Note 3 of the Notes to the Condensed Consolidated Financial Statements.  The calculation error resulted in the amount disclosed for both the basic and diluted weighted-average number of common and common equivalent shares outstanding to be overstated by approximately 1.1 million shares, thus causing both the basic and diluted loss per common share amounts to be understated by approximately ($0.29) for the three months ended March 31, 2012.  The Condensed Consolidated Statement of Operations and Note 3 of the Notes to the Condensed Consolidated Financial Statements disclosed in this Form 10-Q/A are presented with the correct amounts.

This error was also reflected in the Company’s earnings release that was issued on May 9, 2012 and furnished to the SEC on that date.  The calculation error had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or any disclosures included in the Notes to the Condensed Consolidated Financial Statements (other than Note 3) and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the adjustments to the Condensed Consolidated Statement of Operations and Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company restated Item 4 - Controls and Procedures to reflect a material weakness identified in financial reporting controls related to these adjustments.  The Company also added an additional disclosure in the first table in Note 3 of the Notes to the Condensed Consolidated Financial Statements related to the number of warrants that were outstanding in the respective periods that could potentially dilute basic loss per share in the future but are currently antidilutive.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Net sales	$200,515	$198,104
Cost of goods sold	(209,472)	(192,736)
Gross profit (loss)	(8,957)	5,368
Selling, general and administrative expenses	(6,687)	(9,417)
Other expenses	(700)	(1,196)
Operating loss	(16,344)	(5,245)
Interest income	8	21
Interest expense	(6,428)	(5,322)
Gain (loss) on derivative transactions, net	(89)	890
Loss on available-for-sale securities	(85)	—
Loss on early retirement of debt	—	(9,399)
Other non-operating income (expense)	153	(18)
Loss before income taxes	(22,785)	(19,073)
Income tax benefit (expense)	286	(188)
Net loss	$(22,499)	$(19,261)

Loss per common share – basic, restated – see Note 3	$(2.57)	$(2.24)
Basic weighted-average number of shares, restated – see Note 3	8,764	8,593

Loss per common share – diluted, restated – see Note 3	$(2.57)	$(2.24)
Diluted weighted-average number of common and common equivalent shares, restated – see Note 3	8,764	8,593

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
	(In thousands, except share data)
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

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Treasury Shares	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
			(In thousands, except per share data)
Balance at January 1, 2011	7,791	7,456,707	$8	$227,360	$(25,464)	$(246)	$201,658
Repurchases of common stock	20,980	—	—	(557)	—	—	(557)
Warrants exercised	—	130	—	5	—	—	5
Stock-based compensation	—	32,536	—	1,702	—	—	1,702
Comprehensive loss:
Net loss	—	—	—	—	(19,261)	—	(19,261)
Total comprehensive loss	—	—	—	—	—	—	(19,261)
Balance at March 31, 2011	28,771	7,489,373	$8	$228,510	$(44,725)	$(246)	$183,547

Balance at December 31, 2011	74,841	8,421,112	$8	$231,744	$(68,854)	$(4,217)	$158,681
Stock-based compensation	—	—	—	(251)	—	—	(251)
Comprehensive loss:
Net loss	—	—	—	—	(22,499)	—	(22,499)
Pension and postretirement liability adjustment, net of tax	—	—	—	—	—	56	56
Total comprehensive loss	—	—	—	—	—	—	(22,443)
Balance at March 31, 2012	74,841	8,421,112	$8	$231,493	$(91,353)	$(4,161)	$135,987

See notes to the condensed consolidated financial statements.

Aventine Renewable Energy Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In thousands)
Operating Activities
Net loss	$(22,499)	$(19,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early retirement of debt	—	9,399
Depreciation and amortization	7,141	5,809
Stock-based compensation expense	(251)	1,702
Unrealized/realized loss on available-for-sale securities	85	—
Loss on renewable identification numbers	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	779	(5,920)
Income tax receivable	(241)	42
Inventories	7,413	(7,020)
Prepaid expenses and other current assets	634	3,596
Other assets	—	(947)
Accounts payable	(2,703)	(6,022)
Other liabilities	(3,638)	869
Net cash used in operating activities	(13,258)	(17,753)

Investing Activities
Additions to property, plant and equipment, net	(1,948)	(7,892)
Net cash used in investing activities	(1,948)	(7,892)

Financing Activities
Repayment of senior secured notes	—	(155,000)
Repayment of term loan	(563)	(500)
Restricted cash	—	165,750
Penalty on early retirement of debt	—	(7,750)
Payments on capital lease obligations	(70)	(554)
Payments on mortgage note	(8)	(8)
Debt issuance costs	(44)	—
Proceeds from warrants exercised	—	5
Net cash (used in) provided by financing activities	(685)	1,943
Net decrease in cash and equivalents	(15,891)	(23,702)
Cash and equivalents at beginning of the period	36,105	34,533
Cash and equivalents at end of the period	$20,214	$10,831

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

	Three Months Ended March 31,	Three Months Ended March 31,
.	2012	2011
	(In thousands)
Stock options	261	73
Restricted stock units	238	126
Warrants	450	450
Totals	949	649

The Company used the two-class method to compute basic and diluted loss per share for all periods presented. The reconciliation of the net loss, net loss attributable to common shareholders and the weighted average number of share and share equivalents used in the computations of basic and diluted loss per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net loss attributable to common shareholders	$(22,499)	$(19,261)
Weighted average shares and share equivalents outstanding:
Basic and diluted shares	8,764	8,593
Loss per common share — basic and diluted	$(2.57)	$(2.24)

Subsequent to the Company’s filing of its Form 10-Q with the SEC on May 9, 2012, management determined that the weighted average shares and share equivalents disclosed in its quarterly and annual reports from June 30, 2011 through March 31, 2012 had been improperly calculated, resulting in the amount of shares previously disclosed being overstated and causing the Company’s basic and diluted loss per share to be understated.  The only period that was materially impacted by the improper calculations was the three month period ended March 31, 2012.  In the Company’s Form 10-Q filed with the SEC on May 9, 2012, the Company disclosed weighted average shares and share equivalents outstanding of approximately 9.89 million shares and basic and diluted loss per share of $2.28.  The Company has restated its Consolidated Statement of Operations for the three months ended March 31, 2012 to correct the error.  The corrected weighted average shares and share equivalents outstanding was approximately 8.76 million shares and basic and diluted loss per share is $2.57.

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

On September 24, 2012, it was determined by the Company that the Company’s unaudited interim consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the first quarter of fiscal 2012, requires restatement to reflect a correction of an error in the basic and diluted weighted-average number of common and common equivalent shares outstanding and the basic and diluted losses per common share amounts.  Consequently, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be a material weakness.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have added an additional internal control in 2012 to specifically review the basic and diluted earnings per share calculations each quarter to ensure the calculations are performed correctly.  Management believes that adding the additional internal control will remediate the error that caused the material weakness.

Changes in Internal Control over Financial Reporting

There was no other additional change in our internal controls over financial reporting that occurred during the period covered by this report, other than those noted above, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

AVENTINE RENEWABLE ENERGY HOLDINGS, INC.

Dated: October 4, 2012	By:	/s/ Calvin Stewart
	Name:	Calvin Stewart
	Title:	Chief Financial Officer
(Principal Financial Officer)